Form 10-Q
period 2022-03-31
Avalon Acquisition Inc.
filed 2022-05-12
CIK 1836478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

Yes ☒ No ☐

As of May 12, 2022, there were 20,855,250 shares of Class A common stock, par value $0.0001 per share, and 5,175,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

AVALON ACQUISITION IN INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

AVALON ACQUISITION INC.

CONDENSED BALANCE SHEETS

	March 31, 2022 (unaudited)	December 31, 2021
ASSETS
Current assets:
Cash	$730,120	$1,036,693
Prepaid expenses	570,195	522,874
Total current assets	1,300,315	1,559,567
Investments held in trust account	210,130,244	210,109,087
Total Assets	$211,430,559	$211,668,654

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$100,391	$136,502
Franchise tax payable	50,000	123,338
Total current liabilities	150,391	259,840

Other liabilities:
Derivative warrant liabilities	5,433,750	9,213,750
Deferred underwriting compensation	7,245,000	7,245,000
Total liabilities	12,829,141	16,718,590

Commitments and contingencies
Class A common stock, par value $0.0001 per share, 100,000,000 shares authorized; 20,700,000 shares subject to possible redemption at $10.15 per share	210,105,000	210,105,000

Stockholders’ (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 155,250 non-redeemable shares issued and outstanding (excluding 20,700,000 common shares subject to possible redemption)	15	15
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,175,000 shares issued and outstanding	518	518
Additional paid-in capital	—	—
Accumulated deficit	(11,504,115)	(15,155,469)
Total stockholders’ deficit	(11,503,582)	(15,154,936)
Total liabilities and stockholders’ deficit	$211,430,559	$211,668,654

The accompanying notes are an integral part of these condensed financial statements.

AVALON ACQUISITION INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
General and administrative expenses	$69,753	$450
General and administrative expenses – related party	30,000	—
Franchise tax expense	50,050	—
Total operating expenses	(149,803)	(450)
Income earned on investments held in Trust Account	21,157	—
Change in fair value of derivative warrant liabilities	3,780,000	—
Net Income/(Loss)	$3,651,354	$(450)
Weighted average common shares outstanding, basic and diluted
Class A	20,855,250	—
Class B	5,175,000	4,500,000
Basic and diluted net income/(loss) per common share
Class A	$0.14	—
Class B	$0.14	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

AVALON ACQUISITION INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

For the Three Months Ended March 31, 2022

	Common Stock
	Class A		Class B		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	155,250	$15	5,175,000	$518	$—	$(15,155,469)	$(15,154,936)
Net income	—	—	—	—	—	3,651,354	3,651,354
Balance at March 31, 2022 (unaudited)	155,250	$15	5,175,000	$518	$—	$(11,504,115)	$(11,503,582)

For the Three Months Ended March 31, 2021

	Common Stock
	Class A		Class B		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	—	$—	5,175,000	$518	$24,482	$(1,497)	$23,503
Net loss	—	—	—	—	—	(450)	(450)
Balance at March 31, 2021 (unaudited)	—	$—	5,175,000	$518	$24,482	$(1,947)	$23,053

The accompanying notes are an integral part of these condensed financial statements.

AVALON ACQUISTION INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash flows from operating activities:
Net income/(loss)	$3,651,354	$(450)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Income earned on investments held in Trust Account	(21,157)	—
Change in fair value of derivative warrant liabilities	(3,780,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	(47,321)	—
Accounts payable	(36,111)	(1,497)
Franchise tax payable	(73,338)	—
Net cash used in operating activities	(306,573)	(1,947)

Cash flows from Financing Activities
Payment of offering costs	—	(156,794)
Proceeds from note payable to related party	—	150,000
Net cash used in financing activities	—	(6,794)

Net Change in Cash	(306,573)	(8,741)
Cash—Beginning	1,036,693	12,500
Cash—Ending	$730,120	$3,759

Supplemental Disclosures of Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$173,232

The accompanying notes are an integral part of these condensed financial statements.

AVALON ACQUISTION INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Avalon Acquisition Inc. (the “Company”) was incorporated in Delaware on October 12, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has initiated discussions with potential business combination targets, though it has not selected any business combination target.

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from October 12, 2020 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company currently generates non-operating income in the form of income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on October 8, 2021, an amount of $210,105,000 ($10.15 per Unit) from the net proceeds of the sale of the units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and invested only in an open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account, as described below.

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

Liquidity and Going Concern

As of March 31, 2022, the Company had $730,120 in its operating bank account, $210,130,244 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith, and working capital of approximately $1,200,000 which excludes franchise and income taxes payable as such amounts can be paid from income earned in the Trust Account.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

Prior to the consummation of its Initial Public Offering, the Company’s liquidity needs were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in consideration of Founder Shares (as defined in Note 4), and a loan from the Sponsor of $197,000 under the Note (as defined in Note 4) which was repaid in full on October 15, 2021. Following the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds of $1.82 million from the consummation of the Initial Public Offering (including the Over-Allotment) and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 8, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the annual report on Form 10-K filed by the Company with the SEC on March 30, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2022 and December 31, 2021.

Deferred Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering ($695,809) together with $10,953,007 of underwriters’ discount, were allocated to equity instruments ($11,168,880) and derivative warrant liabilities ($479,936), based on their relative values, and charged to temporary equity or expensed (in the case of the portion allocated to derivative warrant liabilities) upon completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 2021, the Company had deferred tax assets which had a full valuation allowance recorded against them. Deferred tax assets were deemed to be de minimis as of March 31, 2022 and December 31, 2021.

The Company’s current taxable income primarily consists of income earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2022, the Company recorded no income tax expense. The Company’s effective tax rate for three months ended March 31, 2022 was approximately 21%, which differs from the expected income tax rate due to the start-up costs (discussed above), the change in value of warrant liabilities, and the transaction costs allocated to the warrant liabilities which are not currently deductible.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income/(Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income/(loss) per common stock is calculated by dividing the net income/(loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income/(loss) per common stock does not consider the effect of the warrants issued in connection with the IPO (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 23,625,000 shares of Class A common stock in the calculation of diluted income/(loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income/(loss) per share is the same as basic net income/(loss) per share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income/(loss) per share for each class of common stock:

	For the Three Months Ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income/(loss) per common share:
Numerator
Allocation of net income/(loss)	$2,925,439	$725,915	$—	$(450)
Denominator:
Basic and diluted weighted average common stock outstanding	20,855,250	5,175,000	—	5,000,000
Basic and diluted net income/(loss) per common share	$0.14	$0.14	$—	$(0.00)

Redeemable Common Stock

As discussed in Note 1, all of the 20,700,000 Public Shares sold as part of Units in the Initial Public Offering contain a redemption feature which allows for the redemption of the Public Shares if the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (i.e., total assets less intangible assets and liabilities) to be less than $5,000,001 upon the closing of a Business Combination.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 9).

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact the pronouncement will have on the condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

COVID-19

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Shares

On October 21, 2020, the Sponsor paid an aggregate of $25,000, or approximately $0.004 per share, to cover certain of our offering costs in consideration of 5,750,000 shares of our Class B common stock, par value $0.0001. On August 30, 2021, the Sponsor forfeited 1,437,500 of these shares, for no consideration, such that there were 4,312,500 shares of Class B common stock outstanding. On October 5, 2021, the Company effected a stock dividend of 0.2 of a founder share for each outstanding founder share, which resulted in the Sponsor holding an aggregate of 5,175,000 Founder Shares. The Founder Shares included an aggregate of up to 675,000 shares subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriter’s election to exercise fully its over-allotment option, 675,000 Founder Shares were no longer subject to forfeiture. All share and per-share amounts have been retroactively restated to reflect the stock dividend. On October 5, 2021, the Sponsor transferred 150,000 Founder Shares to its independent directors.

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

Promissory Note—Related Party

On October 31, 2020, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing and payable, as amended, on the earlier of December 31, 2021 or the completion of the Initial Public Offering. On October 15, 2021, the Company repaid the balance in full to the Sponsor. Because the balance of the Promissory Note has been repaid, it is no longer available to the Company.

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, on October 5, 2021, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, and administrative support services. Upon completion of an initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred $30,000 of these fees which are included in general and administrative expenses – related party on the condensed statements of operations. Additionally, the Company prepaid $90,000 of these fees which are included in prepaid expenses on the accompanying condensed balance sheet as of March 31, 2022.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there was no working capital loan outstanding.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, warrants and representative shares that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of Initial Public Offering. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of Initial Public Offering to purchase up to 2,700,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. At October 8, 2021, the underwriter exercised such option in full.

The underwriter was entitled to an underwriting discount of $0.125 per Unit, or $2,156,250 in the aggregate of the gross proceeds of the Initial Public Offering. In addition, the underwriter is entitled to a deferred fee of $0.35 per Unit, or $6,037,500 in the aggregate; provided that up to 0.875% of the gross proceeds or $1,509,375 in the aggregate may be paid to third parties not participating in the offering (but who are members of the Financial Industry Regulatory Authority (“FINRA”) or regulated broker-dealers) that assist the underwriter in consummating the initial Business Combination. The deferred fee will be waived by the underwriter in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement.

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

NOTE 6 – WARRANTS LIABILITIES

As of March 31, 2022 and December 31, 2021, there were 15,525,000 Public Warrants and 8,100,000 Private Warrants outstanding. The Company accounts for the Public and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value and charges the costs associated with issuing such warrants to operations. The accounting treatment of derivative financial instruments requires that the Company records a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company has classified the warrants as a liability at their fair value and allocated a portion of the proceeds from the issuance of the Units to the warrants. This liability is re-measured at each balance sheet date. With each such re-measurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 7 – CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 20,855,250 shares of Class A common stock outstanding, of which 20,700,000 shares are subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$207,000,000
Less:
Fair value of Public Warrants at issuance	(9,159,750)
Offering costs allocated to Class A common stock subject to possible redemption	(11,168,880)
Plus:
Accretion on Class A common stock subject to possible redemption amount	23,433,630
Class A common stock subject to possible redemption	$210,105,000

NOTE 8 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company was authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company was authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 20,855,250 shares of Class A common stock issued and outstanding, of which 20,700,000 shares are subject to redemption.

Class B Common Stock — The Company was authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 5,175,000 shares of Class B common stock issued and outstanding.

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

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. As of March 31, 2022 and December 31, 2021, 15,525,000 Public Warrants and 8,100,000 Private Warrants were outstanding.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of March 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$210,130,244	$—	$—

Liabilities:
Private Placement Warrants	$—	$1,863,000	$—
Public Warrants	$3,570,750	$—	$—

	Fair Value Measured as of December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$210,109,087	$—	$—

Liabilities:
Private Placement Warrants	$—	$3,159,000	$—
Public Warrants	$6,054,750	$—	$—

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

Warrants

           The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the condensed balance sheet. Derivative warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

Subsequent Measurement

           The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker AVACW. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2. As of March 31, 2022, the aggregate values of the Private Placement Warrants and Public Warrants were $1.86 million and $3.57 million, respectively. As of December 31, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $3.16 million and $6.05 million, respectively.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through May 12, 2022, the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Avalon Acquisition Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Avalon Acquisition Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act’) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Risk Factors section of our Form 10-K filed with the SEC on March 30, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed on October 12, 2020, under the laws of the State of Delaware. We were incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses or entities that we have not yet identified (the “Business Combination”).

As of March 31, 2022, we have not yet commenced operations. All activity for the period from October 12, 2020 (inception) through March 31, 2022, relates to our formation, our initial public offering (the “Initial Public Offering”), which is described below, and our search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of income from the proceeds derived from the Initial Public Offering.

Our sponsor is Avalon Acquisition Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective by the SEC on October 5, 2021. On October 8, 2021, we consummated our Initial Public Offering of 20,700,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, including 2,700,000 Units sold as part of the exercise of the underwriter’s over-allotment option in full, generating gross proceeds of $207,000,000. We incurred $11,648,816 in transaction costs, including $3,708,007 of underwriting fees, $7,245,000 of deferred underwriting fees and $695,809 of other costs.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,100,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of $8,100,000.

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $210,105,000 was placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and is invested only in an open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account, as described below.

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

If we do not complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Going Concern

As of March 31, 2022, we had $730,120 in our operating bank account, $210,130,244 in securities held in the Trust Account, and working capital of $1,199,924. We intend to use the funds held in the Trust Account, including any amounts representing income earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the three months ended March 31, 2022, net cash used in operating activities was $306,573. Net income for the period of $3,651,354 was impacted by income earned on investments held in Trust Account of $21,157 and change in fair value of derivative warrant liabilities of $3,780,000. Net changes in operating assets and liabilities used $156,770 of cash from operating activities.

For the three months ended March 31, 2021, net cash used in operating activities was $1,947. Net loss for the period of $450 was impacted by net changes in operating assets and liabilities of $1,497.

Our liquidity needs prior to the consummation of our Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of 5,175,000 of Class B common stock, par value $0.0001 per share (the “Founder Shares”), and a $197,000 loan from our Sponsor, under an unsecured promissory note, which was repaid the Note in full on October 15, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds of $1.82 million from the consummation of the Initial Public Offering (including the Over-Allotment) and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us the funds as may be required (“Working Capital Loans”). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, ”Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 8, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation.

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

Results of Operations

Our entire activity from October 12, 2020 (inception) through October 7, 2021 was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2022, we had a net income of $3,651,354, which consisted of operating costs of $99,753 and franchise tax expense of $50,050, offset by income earned on investments held in the Trust Account of $21,157 and change in fair value of derivative warrant liabilities of $3,780,000.

For the three months ended March 31, 2021, we had a net loss $450, which consisted of formation costs.

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

Administrative Support Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, administrative and support services to the Company. We began incurring these fees on October 8, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three months ended March 31, 2022, we incurred $30,000 for these services.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies as discussed in the Form 10-K filed by us with the SEC on March 30, 2022.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact on our condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K as of March 31, 2022.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering (including the Over-Allotment), including amounts in the Trust Account, are invested in a money market fund that meet certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that no material weakness existed and our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which we filed with the Securities and Exchange Commission (the SEC”) on March 30, 2022, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including the risk factor described below, when evaluating our business and our prospects.

Other than as set forth below, there are no material changes to the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2021. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete a business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time-consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete a Business Combination and results of operations of target business with which we may ultimately consummate a Business Combination.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, and certain interpretations expressed by the SEC in connection therewith, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File.

*	Filed herewith.
**	Furnished herewith.

PART III – SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVALON ACQUISITION INC.

Date: May 12, 2022	By:	/s/ S. Craig Cognetti
	Name:	S. Craig Cognetti
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ R. Rachel Hsu
	Name:	R. Rachel Hsu
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)