Form 10-Q
period 2022-06-30
Avalon Acquisition Inc.
filed 2022-07-29
CIK 1836478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☒ No ☐

As of July 29, 2022, there were 20,855,250 shares of Class A common stock, par value $0.0001 per share, and 5,175,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

AVALON ACQUISITION IN INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

AVALON ACQUISITION INC.

CONDENSED BALANCE SHEETS

	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
Current assets:
Cash	$533,814	$1,036,693
Prepaid expenses	449,458	522,874
Total current assets	983,272	1,559,567
Investments held in trust account	210,413,963	210,109,087
Total Assets	$211,397,235	$211,668,654

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable	$107,355	$136,502
Franchise tax payable	81,650	123,338
Total current liabilities	189,005	259,840

Derivative warrant liabilities	2,138,063	9,213,750
Deferred underwriting compensation	7,245,000	7,245,000
Total liabilities	9,572,068	16,718,590

Commitments and contingencies
Class A common stock, par value $0.0001 per share, 100,000,000 shares authorized; 20,700,000 shares subject to possible redemption at $10.15 per share	210,105,000	210,105,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 155,250 non-redeemable shares issued and outstanding (excluding 20,700,000 common shares subject to possible redemption)	15	15
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,175,000 shares issued and outstanding	518	518
Additional paid-in capital	—	—
Accumulated deficit	(8,280,366)	(15,155,469)
Total stockholders’ deficit	(8,279,833)	(15,154,936)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$211,397,235	$211,668,654

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVALON ACQUISITION INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
General and administrative expenses	$163,043	$—	$232,796	$450
General and administrative expenses – related party	30,000	—	60,000	—
Franchise tax expense	162,614	—	212,664	—
Total operating expenses	(355,657)	—	(505,460)	(450)
Income earned on investments held in Trust Account	283,719	—	304,876	—
Change in fair value of derivative warrant liabilities	3,295,687	—	7,075,687	—
Net Income/(Loss)	$3,223,749	$—	$6,875,103	$(450)
Weighted average common shares outstanding, basic and diluted
Class A	20,855,250	—	20,855,250	—
Class B	5,175,000	4,500,000	5,175,000	4,500,000
Basic and diluted net income/(loss) per common share
Class A	$0.12	$—	$0.26	$—
Class B	$0.12	$—	$0.26	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVALON ACQUISITION INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

For the Three Months Ended June 30, 2022

	Common Stock
	Class A		Class B		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2022 (unaudited)	155,250	$15	5,175,000	$518	$—	$(11,504,115)	$(11,503,582)
Net income	—	—	—	—	—	3,223,749	3,223,749
Balance at June 30, 2022 (unaudited)	155,250	$15	5,175,000	$518	$—	$(8,280,366)	$(8,279,833)

For the Three Months Ended June 30, 2021

	Common Stock
	Class A		Class B		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2021 (unaudited)	—	$—	5,175,000	$518	$24,482	$(1,947)	$23,053
Net income	—	—	—	—	—	—	—
Balance at June 30, 2021 (unaudited)	—	$—	5,175,000	$518	$24,482	$(1,947)	$23,053

For the Six Months Ended June 30, 2022

	Common Stock
	Class A		Class B		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	155,250	$15	5,175,000	$518	$—	$(15,155,469)	$(15,154,936)
Net income	—	—	—	—	—	6,875,103	6,875,103
Balance at June 30, 2022 (unaudited)	155,250	$15	5,175,000	$518	$—	$(8,280,366)	$(8,279,833)

For the Six Months Ended June 30, 2021

	Common Stock
	Class A		Class B		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	—	$—	5,175,000	$518	$24,482	$(1,497)	$23,503
Net loss	—	—	—	—	—	(450)	(450)
Balance at June 30, 2021 (unaudited)	—	$—	5,175,000	$518	$24,482	$(1,947)	$23,053

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVALON ACQUISITION INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Cash flows from operating activities:
Net income/(loss)	$6,875,103	$(450)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Income earned on investments held in Trust Account	(304,876)	—
Change in fair value of derivative warrant liabilities	(7,075,687)	—
Changes in operating assets and liabilities:
Prepaid expenses	73,416	—
Accounts payable	(29,147)	(1,497)
Franchise tax payable	(41,688)	—
Net cash used in operating activities	(502,879)	(1,947)

Cash flows from Financing Activities
Payment of offering costs	—	(198,899)
Proceeds from note payable to related party	—	190,000
Net cash used in financing activities	—	(8,899)

Net Change in Cash	(502,879)	(10,846)
Cash—Beginning of period	1,036,693	12,500
Cash—Ending of period	$533,814	$1,654

Supplemental Disclosures of Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$171,324

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVALON ACQUISITION INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

 JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from October 12, 2020 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company currently generates non-operating income in the form of income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,100,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Avalon Acquisition Holdings, LLC (the “Sponsor”), generating gross proceeds of $8,100,000, which is described in Note 3.

Following the closing of the Initial Public Offering on October 8, 2021, an amount of $210,105,000 ($10.15 per Unit) from the net proceeds of the sale of the units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and invested only in an open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account, as described below.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $533,814 in its operating bank account, $210,413,963 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith, and working capital of $875,917 which excludes franchise and income taxes payable as such amounts can be paid from income earned in the Trust Account.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

Prior to the consummation of its Initial Public Offering, the Company’s liquidity needs were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in consideration of Founder Shares (as defined in Note 4), and a loan from the Sponsor of $197,000 under the Note (as defined in Note 4) which was repaid in full on October 15, 2021. Following the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds of $1.82 million from the consummation of the Initial Public Offering (including the Over-Allotment) and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 8, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the annual report on Form 10-K filed by the Company with the SEC on March 30, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2022 and December 31, 2021.

Investments in Trust Account

Investments held in trust account is comprised of investments in a money market fund that invests in U.S. government securities and generally have a readily determinable fair value. Such investments are recognized at fair value and presented on the condensed balance sheets at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in trust account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the trust account are determined using available market information.

Deferred Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering ($695,809) together with $10,953,007 of underwriter’s discount, were allocated to equity instruments ($11,168,880) and derivative warrant liabilities ($479,936), based on their relative values, and charged to temporary equity or expensed (in the case of the portion allocated to derivative warrant liabilities) upon completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2022 and December 31, 2021, the Company had deferred tax assets of approximately $217,000 and $129,000, respectively, with a full valuation allowance against them.

The Company’s current taxable income primarily consists of income earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2022, the Company recorded no income tax expense. The Company’s effective tax rate for the three and six months ended June 30, 2022 was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above), the change in value of warrant liabilities, and the transaction costs allocated to the warrant liabilities which are not currently deductible.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted net income/(loss) per common stock does not consider the effect of the warrants issued in connection with the IPO (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 23,625,000 shares of Class A common stock in the calculation of diluted income/(loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income/(loss) per share is the same as basic net income/(loss) per share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income/(loss) per share for each class of common stock:

	For the Three Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income/(loss) per common share:
Numerator
Allocation of net income/(loss)	$2,582,845	$640,904	$—	$—
Denominator
Basic and diluted weighted average common stock outstanding	20,855,250	5,175,000	—	4,500,000
Basic and diluted net income/(loss) per common share	$0.12	$0.12	$—	$—

	For the Six Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income/(loss) per common share:
Numerator
Allocation of net income/(loss)	$5,508,283	$1,366,820	$—	$(450)
Denominator
Basic and diluted weighted average common stock outstanding	20,855,250	5,175,000	—	4,500,000
Basic and diluted net income/(loss) per common share	$0.26	$0.26	$—	$(0.00)

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

While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,000, all shares of Class A common stock sold in the Initial Public Offering are redeemable and will be classified as temporary equity on the Company’s balance sheet until such time as a redemption event takes place. The value of Class A common stock that may be redeemed will be equal to $10.15 per share (which is the assumed redemption price) multiplied by 20,700,000 shares of Class A common stock.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact the pronouncement will have on the unaudited condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In February 2022, a military conflict started between Russia and Ukraine. The ongoing military conflict have provoked strong reactions from the United States, the UK, the European Union and various other countries around the world, including the imposition of broad financial and economic sanctions against Russia. Further, the precise effects of the ongoing military conflict and these sanctions on the global economies remain uncertain as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

On October 8, 2021, the Company consummated the Public Offering of 20,700,000 Units, which includes the full exercise by the underwriter of its option to purchase an additional 2,700,000 Units, at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and three-fourths of one redeemable warrant (“Public Warrant”). Each whole Warrant offered in the Initial Public Offering is exercisable to purchase one share of Class A common stock at $11.50 per share, subject to adjustment (see Note 6).

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,100,000 Private Placement Warrants for an aggregate purchase price of $8,100,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share.

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Shares

On October 21, 2020, the Sponsor paid an aggregate of $25,000, or approximately $0.004 per share, to cover certain of the Company’s offering costs in consideration of 5,750,000 shares of Class B common stock, par value $0.0001. On August 30, 2021, the Sponsor forfeited 1,437,500 of these shares, for no consideration, such that there were 4,312,500 shares of Class B common stock outstanding. On October 5, 2021, the Company effected a stock dividend of 0.2 of a founder share for each outstanding founder share, which resulted in the Sponsor holding an aggregate of 5,175,000 Founder Shares. The Founder Shares included an aggregate of up to 675,000 shares subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriter’s election to exercise fully its over-allotment option, 675,000 Founder Shares were no longer subject to forfeiture. All share and per-share amounts have been retroactively restated to reflect the stock dividend. On October 5, 2021, the Sponsor transferred 150,000 Founder Shares to its independent directors.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, on October 5, 2021, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, and administrative support services. Upon completion of an initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2022, the Company incurred $30,000 of these fees which are included in general and administrative expenses – related party on the unaudited condensed statements of operations. For the six months ended June 30, 2022, the Company incurred $60,000 of these fees which are included in general and administrative expenses – related party on the unaudited condensed statements of operations. Additionally, the Company prepaid $60,000 of these fees which are included in prepaid expenses on the accompanying unaudited condensed balance sheet as of June 30, 2022.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, there were no working capital loans outstanding.

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

NOTE 6 – WARRANTS

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. As of June 30, 2022 and December 31, 2021, 15,525,000 Public Warrants and 8,100,000 Private Warrants, respectively, were outstanding.

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

NOTE 7 – CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock sold during the Initial Public Offering features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 20,855,250 shares of Class A common stock outstanding, of which 20,700,000 shares are subject to possible redemption and are classified outside of stockholders’ deficit in the unaudited condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the unaudited condensed balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$207,000,000
Less:
Fair value of Public Warrants at issuance	(9,159,750)
Offering costs allocated to Class A common stock subject to possible redemption	(11,168,880)
Plus:
Accretion on Class A common stock subject to possible redemption amount	23,433,630
Class A common stock subject to possible redemption	$210,105,000

NOTE 8 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company was authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company was authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 20,855,250 shares of Class A common stock issued and outstanding, of which 20,700,000 shares are subject to redemption.

Class B Common Stock — The Company was authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 5,175,000 shares of Class B common stock issued and outstanding.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of June 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$210,413,963	$—	$—

Liabilities:
Private Placement Warrants	$—	$733,050	$—
Public Warrants	$1,405,013	$—	$—

	Fair Value Measured as of December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$210,109,087	$—	$—

Liabilities:
Private Placement Warrants	$—	$3,159,000	$—
Public Warrants	$6,054,750	$—	$—

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

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker AVACW. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2. As of June 30, 2022, the aggregate values of the Private Placement Warrants and Public Warrants were $1.4 million and $733,000, respectively. As of December 31, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $3.16 million and $6.05 million, respectively.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through July 29, 2022, the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

As of June 30, 2022, we have not yet commenced operations. All activity for the period from October 12, 2020 (inception) through June 30, 2022, relates to our formation, our initial public offering (the “Initial Public Offering”), which is described below, and our search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of income from the proceeds derived from the Initial Public Offering.

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

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $210,105,000 was placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and is invested only in an open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account, as described below.

Our units, shares of Class A common stock, and public warrants are each traded on the Nasdaq Global Market under the symbols “AVACU,” “AVAC,” and “AVACW,” respectively. Our units commenced public trading on October 6, 2021, and our shares of Class A common stock and public warrants commenced separate public trading on December 3, 2021.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully.

If we do not complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Going Concern

As of June 30, 2022, we had $533,814 in our operating bank account, $210,413,963 in securities held in the Trust Account, and working capital of $875,917 which excludes franchise and income taxes payable as such amounts can be paid from income earned in the Trust Account. We intend to use the funds held in the Trust Account, including any amounts representing income earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the six months ended June 30, 2022, net cash used in operating activities was $502,879. Net income for the period of $6,875,103 was impacted by income earned on investments held in Trust Account of $304,876 and change in fair value of derivative warrant liabilities of $7,075,687. Net changes in operating assets and liabilities provided $2,581 of cash from operating activities.

For the six months ended June 30, 2021, net cash used in operating activities was $1,947. Net loss for the period of $450 was impacted by net changes in operating assets and liabilities of $1,497.

Our liquidity needs prior to the consummation of our Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of 5,175,000 of Class B common stock, par value $0.0001 per share (the “Founder Shares”), and a $197,000 loan from our Sponsor, under an unsecured promissory note, which was repaid in full on October 15, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds of $1.82 million from the consummation of the Initial Public Offering (including the Over-Allotment) and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us the funds as may be required (“Working Capital Loans”). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

For the three months ended June 30, 2022, we had a net income of $3,223,749, which consisted of operating costs of $193,043 and franchise tax expense of $162,614, offset by income earned on investments held in the Trust Account of $283,719 and change in fair value of derivative warrant liabilities of $3,295,687.

For the three months ended June 30, 2021, we had no net income.

For the six months ended June 30, 2022, we had a net income of $6,875,103, which consisted of operating costs of $292,796 and franchise tax expense of $212,664, offset by income earned on investments held in the Trust Account of $304,876 and change in fair value of derivative warrant liabilities of $7,075,687.

For the six months ended June 30, 2021, we had a net loss $450, which consisted of formation costs.

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

Underwriting Agreement

The underwriter was paid an underwriting discount of $0.125 per unit, or $2,587,500 in the aggregate, upon the closing of our Initial Public Offering. In addition, $0.35 per unit, or $7,245,000 in the aggregate, will be payable to the underwriter for deferred underwriting commissions from the amounts held in the Trust Account solely in the event that that we complete a Business Combination, subject to the terms of the underwriting agreement.

We granted the underwriter a 45-day option from the date of our Initial Public Offering to purchase up to 2,700,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. The underwriter exercised the over-allotment option in full on October 8, 2021, generating gross proceeds of $27 million.

Administrative Support Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, administrative and support services to the Company. We began incurring these fees on October 8, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three and six months ended June 30, 2022, we incurred $30,000 and $60,000, respectively, for these services.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact on our unaudited condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K as of June 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering (including the Over-Allotment), including amounts in the Trust Account, are invested in a money market fund that meet certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III – SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON ACQUISITION INC.

Date: July 29, 2022	By:	/s/ S. Craig Cognetti
	Name:	S. Craig Cognetti
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2022	By:	/s/ R. Rachel Hsu
	Name:	R. Rachel Hsu
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)