Form 10-Q
period 2022-09-30
Avalon Acquisition Inc.
filed 2022-11-10
CIK 1836478

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_________

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

Yes ☒ No ☐

As of November 10, 2022, there were 20,855,250 shares of Class A common stock, par value $0.0001 per share, and 5,175,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

AVALON ACQUISITION IN INC.

 FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Condensed Financial Statements
Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022 and September 30, 2021	2
Unaudited Condensed Statements of Changes in Stockholders’ Equity/(Deficit) for the Three and Nine Months Ended September 30, 2022 and September 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and September 30, 2021	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27

Part II. Other Information	28
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Mine Safety Disclosures	29
Item 5. Other Information	30
Item 6. Exhibits	30

Part III. Signatures	31

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

AVALON ACQUISITION INC.

CONDENSED BALANCE SHEETS

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
Current assets:
Cash	$369,860	$1,036,693
Prepaid expenses	333,931	522,874
Total current assets	703,791	1,559,567
Investments held in Trust Account	211,276,158	210,109,087
Total Assets	$211,979,949	$211,668,654

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable	$200,638	$136,502
Income taxes payable	158,000	—
Franchise tax payable	45,000	123,338
Total current liabilities	403,638	259,840

Derivative warrant liabilities	2,305,800	9,213,750
Deferred underwriting compensation	7,245,000	7,245,000
Total liabilities	9,954,438	16,718,590

Commitments and contingencies
Class A common stock subject to possible redemption, par value $0.0001 per share, 100,000,000 shares authorized; 20,700,000 shares issued and outstanding at $10.18 and $10.15 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	210,686,356	210,105,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 155,250 non-redeemable shares issued and outstanding (excluding 20,700,000 common shares subject to possible redemption)	15	15
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,175,000 shares issued and outstanding	518	518
Additional paid-in capital	—	—
Accumulated deficit	(8,661,378)	(15,155,469)
Total stockholders’ deficit	(8,660,845)	(15,154,936)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$211,979,949	$211,668,654

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVALON ACQUISITION INC.

 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
General and administrative expenses	$311,114	$875	$543,910	$1,325
General and administrative expenses – related party	30,000	—	90,000	—
Franchise tax expense	35,000	—	247,664	—
Total operating expenses	(376,114)	(875)	(881,574)	(1,325)
Income earned on investments held in Trust Account	948,195	—	1,253,071	—
Change in fair value of derivative warrant liabilities	(167,737)	—	6,907,950	—
Income/(loss) before income tax expense	404,344	(875)	7,279,447	(1,325)
Income tax expense	(204,000)	—	(204,000)	—
Net Income/(Loss)	$200,344	$(875)	$7,075,447	$(1,325)
Weighted average common shares outstanding, basic and diluted
Class A	20,855,250	—	20,855,250	—
Class B	5,175,000	4,500,000	5,175,000	4,500,000
Basic and diluted net income/(loss) per common share
Class A	$0.01	$—	$0.27	$—
Class B	$0.01	$—	$0.27	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVALON ACQUISITION INC.

 UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

For the Three Months Ended September 30, 2022

	Common Stock
	Class A		Class B		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2022 (unaudited)	155,250	$15	5,175,000	$518	$—	$(8,280,366)	$(8,279,833)
Net income	—	—	—	—	—	200,344	200,344
Increase in redemption value of Class A common stock subject to redemption	—	—	—	—	—	(581,356)	(581,356)
Balance at September 30, 2022 (unaudited)	155,250	$15	5,175,000	$518	$—	$(8,661,378)	$(8,660,845)

For the Three Months Ended September 30, 2021

	Common Stock
	Class A		Class B		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2021 (unaudited)	—	$—	5,175,000	$518	$24,482	$(1,947)	$23,053
Net loss	—	—	—	—	—	(875)	(875)
Balance at September 30, 2021 (unaudited)	—	$—	5,175,000	$518	$24,482	$(2,822)	$22,178

For the Nine Months Ended September 30, 2022

	Common Stock
	Class A		Class B		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	155,250	$15	5,175,000	$518	$—	$(15,155,469)	$(15,154,936)
Net income	—	—	—	—	—	7,075,447	7,075,447
Increase in redemption value of Class A common stock subject to redemption	—	—	—	—	—	(581,356)	(581,356)
Balance at September 30, 2022 (unaudited)	155,250	$15	5,175,000	$518	$—	$(8,661,378)	$(8,660,845)

For the Nine Months Ended September 30, 2021

	Common Stock
	Class A		Class B		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	—	$—	5,175,000	$518	$24,482	$(1,497)	$23,503
Net loss	—	—	—	—	—	(1,325)	(1,325)
Balance at September 30, 2021 (unaudited)	—	$—	5,175,000	$518	$24,482	$(2,822)	$22,178

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVALON ACQUISITION INC.

 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Cash flows from operating activities
Net income/(loss)	$7,075,447	$(1,325)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Income earned on investments held in Trust Account	(1,253,071)	—
Change in fair value of derivative warrant liabilities	(6,907,950)	—
Changes in operating assets and liabilities:
Prepaid expenses	188,943	—
Accounts payable	64,136	(1,497)
Income taxes payable	158,000	—
Franchise tax payable	(78,338)	—
Net cash used in operating activities	(752,833)	(2,822)

Cash flows from investing activities
Withdrawals from Trust Account for taxes	86,000	—
Net cash provided by investing activities	86,000	—

Cash flows from financing activities
Payment of offering costs	—	(206,649)
Proceeds from note payable to related party	—	197,000
Net cash used in financing activities	—	(9,649)

Net Change in Cash	(666,833)	(12,471)
Cash—Beginning of period	1,036,693	12,500
Cash—End of period	$369,860	$29

Supplemental disclosures of non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$180,053

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVALON ACQUISITION INC.

 NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from October 12, 2020 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company currently generates non-operating income in the form of income from the proceeds derived from the Initial Public Offering.

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

The Sponsor has agreed to waive its right to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to its deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Proposed Business Combination

On September 21, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with The Beneficient Company Group, L.P., a Delaware limited partnership (“BCG”), Beneficient Merger Sub I, Inc., a Delaware corporation and direct, wholly-owned subsidiary of BCG (“Merger Sub I”), and Beneficient Merger Sub II, LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of BCG (“Merger Sub II” and together with Merger Sub I, the “Merger Subs”), as fully disclosed in a Current Report on Form 8-K filed with the SEC on September 21, 2022.

The obligations of the parties to consummate the transactions contemplated by the Business Combination Agreement are subject to the satisfaction or waiver of certain customary closing conditions as further described in the Business Combination Agreement.

Liquidity and Going Concern

As of September 30, 2022, the Company had $369,860 in its operating bank account, $211,276,158 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith, and working capital of $503,153, which excludes franchise and income taxes payable, as such amounts can be paid from income earned in the Trust Account.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

Prior to the consummation of its Initial Public Offering, the Company’s liquidity needs were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in consideration of Founder Shares (as defined in Note 4), and a loan from the Sponsor of $197,000 under the Note (as defined in Note 4) which was repaid in full on October 15, 2021. Following the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds of $1.18 million from the consummation of the Initial Public Offering (including the Over-Allotment) and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the annual report on Form 10-K filed by the Company with the SEC on March 30, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2022 and December 31, 2021.

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

Deferred Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering ($695,809), together with $10,953,007 of underwriter’s discount, were allocated to equity instruments ($11,168,880) and derivative warrant liabilities ($479,936), based on their relative values, and charged to temporary equity or expensed (in the case of the portion allocated to derivative warrant liabilities) upon completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022 and December 31, 2021, the Company had deferred tax assets of approximately $189,000 and $129,000, respectively, with a full valuation allowance against them.

The Company’s current taxable income primarily consists of income earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2022, the Company recorded $204,000 in income tax expense. The Company’s effective tax rates for the three and nine months ended September 30, 2022 were approximately 50% and 3%, respectively, which differ from the expected income tax rate due to the start-up costs (discussed above), the change in value of warrant liabilities, and the transaction costs allocated to the warrant liabilities which are not currently deductible.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted net income/(loss) per common stock does not consider the effect of the warrants issued in connection with the IPO (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 23,625,000 shares of Class A common stock in the calculation of diluted income/(loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income/(loss) per share is the same as basic net income/(loss) per share for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income/(loss) per share for each class of common stock:

	For the Three Months Ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income/(loss) per common share:
Numerator
Allocation of net income/(loss)	$160,514	$39,830	$—	$(875)
Denominator
Basic and diluted weighted average common stock outstanding	20,855,250	5,175,000	—	4,500,000
Basic and diluted net income/(loss) per common share	$0.01	$0.01	$—	$—

	For the Nine Months Ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income/(loss) per common share:
Numerator
Allocation of net income/(loss)	$5,668,797	$1,406,650	$—	$(1,325)
Denominator
Basic and diluted weighted average common stock outstanding	20,855,250	5,175,000	—	4,500,000
Basic and diluted net income/(loss) per common share	$0.27	$0.27	$—	$—

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

Derivative Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

In February 2022, a military conflict started between Russia and Ukraine. The ongoing military conflict has provoked strong reactions from the United States, the UK, the European Union and various other countries around the world, including the imposition of broad financial and economic sanctions against Russia. Further, the precise effects of the ongoing military conflict and these sanctions on the global economies remain uncertain as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

 On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Shares

On October 21, 2020, the Sponsor paid an aggregate of $25,000, or approximately $0.004 per share, to cover certain of the Company’s offering costs in consideration of 5,750,000 shares of Class B common stock, par value $0.0001. On August 30, 2021, the Sponsor forfeited 1,437,500 of these shares, for no consideration, such that there were 4,312,500 shares of Class B common stock outstanding. On October 5, 2021, the Company effected a stock dividend of 0.2 of a founder share for each outstanding founder share, which resulted in the Sponsor holding an aggregate of 5,175,000 Founder Shares. The Founder Shares included an aggregate of up to 675,000 shares subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriter’s election to exercise fully its over-allotment option, 675,000 Founder Shares were no longer subject to forfeiture. All share and per-share amounts have been retroactively restated to reflect the stock dividend. On October 5, 2021, the Sponsor transferred 150,000 Founder Shares to its then independent directors.

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

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, on October 5, 2021, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, and administrative support services. Upon completion of an initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2022, the Company incurred $30,000 of these fees which are included in general and administrative expenses – related party on the unaudited condensed statements of operations. For the nine months ended September 30, 2022, the Company incurred $90,000 of these fees which are included in general and administrative expenses – related party on the unaudited condensed statements of operations. As of September 30, 2022 and December 31, 2021, the Company prepaid $30,000 and $10,000, respectively, of these fees which are included in prepaid expenses on the accompanying unaudited condensed balance sheet.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, there were no working capital loans outstanding.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, representative shares and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of Initial Public Offering. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of Initial Public Offering to purchase up to 2,700,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. At October 8, 2021, the underwriter exercised such option in full.

The underwriter was entitled to an underwriting discount of $0.125 per Unit, or $2,587,500 in the aggregate of the gross proceeds of the Initial Public Offering. In addition, the underwriter is entitled to a deferred fee of $0.35 per Unit, or $7,245,000 in the aggregate; provided that up to 0.875% of the gross proceeds or $1,811,250 in the aggregate may be paid to third parties not participating in the offering (but who are members of the Financial Industry Regulatory Authority (“FINRA”) or regulated broker-dealers) that assist the underwriter in consummating the initial Business Combination. The deferred fee will be waived by the underwriter in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement.

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

NOTE 6 – WARRANTS

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. As of September 30, 2022 and December 31, 2021, 15,525,000 Public Warrants and 8,100,000 Private Warrants, respectively, were outstanding.

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

NOTE 7 – CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock sold during the Initial Public Offering features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 20,855,250 shares of Class A common stock outstanding, of which 20,700,000 shares are subject to possible redemption and are classified outside of stockholders’ deficit in the unaudited condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the unaudited condensed balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$207,000,000
Less:
Fair value of Public Warrants at issuance	(9,159,750)
Offering costs allocated to Class A common stock subject to possible redemption	(11,168,880)
Plus:
Accretion on Class A common stock subject to possible redemption amount	23,433,630
Class A common stock subject to possible redemption as of December 31, 2021	210,105,000
Increase in redemption value of Class A common stock subject to redemption	581,356
Class A common stock subject to possible redemption as of September 30, 2022	$210,686,356

NOTE 8 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company was authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company was authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 20,855,250 shares of Class A common stock issued and outstanding, of which 20,700,000 shares are subject to redemption.

Class B Common Stock — The Company was authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 5,175,000 shares of Class B common stock issued and outstanding.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of September 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$211,276,158	$—	$—

Liabilities:
Private Placement Warrants	$—	$790,560	$—
Public Warrants	$1,515,240	$—	$—

	Fair Value Measured as of December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$210,109,087	$—	$—

Liabilities:
Private Placement Warrants	$—	$3,159,000	$—
Public Warrants	$6,054,750	$—	$—

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

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of September 30, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker AVACW. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2. As of September 30, 2022, the aggregate values of the Private Placement Warrants and Public Warrants were $790,560 and $1,515,240, respectively. As of December 31, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $3,159,000 and $6,054,750, respectively.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Overview

We are a blank check company formed on October 12, 2020, under the laws of the State of Delaware. We were incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses or (the “Business Combination”).

As of September 30, 2022, we have not yet commenced operations. All activity for the period from October 12, 2020 (inception) through September 30, 2022, relates to our formation, our initial public offering (the “Initial Public Offering”), which is described below, and our search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of income from the proceeds derived from the Initial Public Offering.

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

Proposed Business Combination

On September 21, 2022, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with The Beneficient Company Group, L.P., a Delaware limited partnership (“BCG”), Beneficient Merger Sub I, Inc., a Delaware corporation and direct, wholly-owned subsidiary of BCG (“Merger Sub I”), and Beneficient Merger Sub II, LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of BCG (“Merger Sub II” and together with Merger Sub I, the “Merger Subs”). The Business Combination Agreement and transactions contemplated therein (the “Transactions”) were unanimously approved by Avalon’s Board of Directors and the board of directors of the general partner of BCG. In connection with the Business Combination Agreement, following receipt of the necessary approval from equityholders, (i) BCG will convert from a Delaware limited partnership to a Nevada corporation (the “Conversion”, and such entity following the conversion, the “Company”), (ii) immediately following confirmation of the Conversion, Merger Sub I will merge with and into Avalon (the “Avalon Merger”), with Avalon surviving the Avalon Merger (the “Avalon Merger Surviving Company”) as a wholly-owned subsidiary of the Company, and (iii) within two weeks following confirmation of the Avalon Merger, the Avalon Merger Surviving Company will merge with and into Merger Sub II (the “LLC Merger,” together with the Avalon Merger, the “Mergers”) with Merger Sub II surviving the LLC Merger as a wholly-owned subsidiary of the Company. For more information about the Business Combination Agreement and the Transactions, see our Current Report on Form 8-K filed with the SEC on September 21, 2022. Unless specifically stated, this Quarterly Report does not give effect to the proposed Business Combination and does not contain the risks associated with the proposed Business Combination. The consummation of the proposed Business Combination is subject to certain conditions as further described in the Business Combination Agreement.

Liquidity and Going Concern

As of September 30, 2022, we had $369,860 in our operating bank account, $211,276,158 in securities held in the Trust Account, and working capital of $503,153 which excludes franchise and income taxes payable as such amounts can be paid from income earned in the Trust Account. We intend to use the funds held in the Trust Account, including any amounts representing income earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the nine months ended September 30, 2022, net cash used in operating activities was $752,833. Net income for the period of $7,075,447 was impacted by income earned on investments held in Trust Account of $1,253,071 and change in fair value of derivative warrant liabilities of $6,907,950. Net changes in operating assets and liabilities provided $332,741 of cash from operating activities.

For the nine months ended September 30, 2021, net cash used in operating activities was $2,822. Net loss for the period of $1,325 was impacted by net changes in operating assets and liabilities of $1,497.

Our liquidity needs prior to the consummation of our Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of 5,175,000 of Class B common stock, par value $0.0001 per share (the “Founder Shares”), and a $197,000 loan from our Sponsor, under an unsecured promissory note, which was repaid in full on October 15, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds of $1.18 million from the consummation of the Initial Public Offering (including the Over-Allotment) and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us the funds as may be required (“Working Capital Loans”). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

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

For the three months ended September 30, 2022, we had a net income of $200,344, which consisted of operating costs of $341,114, franchise tax expense of $35,000, change in fair value of derivative warrant liabilities of $167,737 and income tax provision of $204,000, offset by income earned on investments held in the Trust Account of $948,195.

For the three months ended September 30, 2021, we had a net loss of $875, which consisted of formation costs.

For the nine months ended September 30, 2022, we had a net income of $7,075,447, which consisted of operating costs of $633,910, franchise tax expense of $247,664 and income tax provision of $204,000, offset by income earned on investments held in the Trust Account of $1,253,071 and change in fair value of derivative warrant liabilities of $6,907,950.

For the nine months ended September 30, 2021, we had a net loss $1,325, which consisted of formation costs and general and administrative expenses.

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

Administrative Support Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, administrative and support services to the Company. We began incurring these fees on October 8, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three and nine months ended September 30, 2022, we incurred $30,000 and $90,000, respectively, for these services. As of September 30, 2022 and December 31, 2021, we prepaid $30,000 and $10,000, respectively, of these fees.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K as of September 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering (including the Over-Allotment), including amounts in the Trust Account, are invested in a money market fund that meets certain conditions under Rule 2a-7 under the Investment Company Act that invests only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares of common stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the we would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of September 21, 2022, by and among Avalon Acquisition, Inc., The Beneficient Company Group, L.P., Beneficient Merger Sub I, Inc., and Beneficient Merger Sub II, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40872) filed with the Securities and Exchange Commission on September 21, 2022).
10.1	Form of Amendment to Letter Agreement of October 5, 2021, dated as of September 21, 2022, to be executed by and among the Company, Avalon Acquisition, Inc. and certain Sponsor Persons. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40872) filed with the Securities and Exchange Commission on September 21, 2022).
10.2	Founder Voting and Support Agreement, dated as of September 21, 2022, by and among The Beneficient Company Group, L.P., Avalon and certain holders named therein. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40872) filed with the Securities and Exchange Commission on September 21, 2022).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Sponsor Lock-Up Agreement, dated as of September 21, 2022, by and between The Beneficient Company Group, L.P. and Sponsor. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-40872) filed with the Securities and Exchange Commission on September 21, 2022).
99.2	Sponsor Voting and Support Agreement, dated as of September 21, 2022, by and between The Beneficient Company Group, L.P. and Sponsor. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-40872) filed with the Securities and Exchange Commission on September 21, 2022).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON ACQUISITION INC.

Date: November 10, 2022	By:	/s/ S. Craig Cognetti
	Name:	S. Craig Cognetti
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ R. Rachel Hsu
	Name:	R. Rachel Hsu
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)

