Form 10-K
period 2022-12-31
Avalon Acquisition Inc.
filed 2023-02-23
CIK 1836478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☒ No ☐

As of June 30, 2022, the aggregate market value of the Class A common stock held by non-affiliates of the registrant (based upon the closing sale prices of such shares on the Nasdaq Global Market on June 30, 2022) was approximately $208,344,000. For purposes of calculating the aggregate market value of Class A common stock held by non-affiliates, we have assumed that all outstanding Class A common stock are held by non-affiliates, except for the Class A common stock held by each of our executive officers and directors. We deemed our 5% or greater stockholders to be non-affiliates under our facts and circumstances which would indicate that such stockholders do not exercise any control over our company or hold 10% or more of our outstanding Class A common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors, and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our executive officers, directors, and principal stockholders is included in Part III, Item 12 of this Annual Report on Form 10-K.

As of February 23, 2023, there were 20,855,250 shares of Class A common stock, par value $0.0001 per share, and 5,175,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AVALON ACQUISITION INC.

Annual Report on Form 10-K for the Year Ended December 31, 2022

i

CERTAIN TERMS

●	“common stock” are to our Class A common stock and our Class B common stock;

●	“completion window” is the time period for which we have to complete a proposed business combination. If we are unable to complete our initial business combination within the 15 month period from the closing of our initial public offering, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 21 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account equaled to $0.10 per unit for each three-month extension .

●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A common stock issued in connection with our initial business combination, including but not limited to, a private placement of equity or debt;

●	“founder shares” are to shares of our Class B common stock initially issued to our sponsor in a private placement prior to our initial public offering and the shares of our Class A common stock that will be issued upon the automatic conversion of the shares of our Class B common stock at the time of our initial business combination (for the avoidance of doubt, such shares of our Class A common stock will not be “public shares”);

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“management” or “management team” are to our executive officers and directors;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public warrants” are to warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“certificate of incorporation” are to the amended and restated certificate of incorporation of our company, which has been in effect since the completion of our initial public offering;

●	“representative shares” are to 155,250 shares of Class A common stock that were issued to the underwriter and/or its designees, upon the consummation of our initial public offering;

●	“sponsor” are to Avalon Acquisition Holdings, LLC, a Delaware limited liability company, controlled by Donald H. Putnam and S. Craig Cognetti, and references to the experience of our sponsor include the experience of our officers and directors; and

●	“we,” “us,” “company” or “Avalon” are to Avalon Acquisition Inc., a Delaware corporation.

Unless otherwise specified, all dollar amounts are expressed in United States Dollars.

ii

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2022, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

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

Proposed Business Combination with The Beneficient Company Group, L.P.

On September 21, 2022, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with The Beneficient Company Group, L.P. and certain other affiliated entities (some to be formed), pursuant to which, among other things, we will merge with and into a newly formed subsidiary and we will be renamed “Beneficient.” Refer to Note 1 – Description of Organization and Business Operations to our financial statements included elsewhere in this Annual Report for additional information regarding our proposed business combination with The Beneficient Company Group, L.P.

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

Traditional & Alternative Asset Management – According to Boston Consulting Group, the global asset management industry grew to $112 trillion in assets under management in 2021, up 12% from $100 trillion in 2020. Technology is reshaping how products are created, managed and delivered. Companies are under pressure to consolidate for scale and increase the use of technology to protect historically strong margins. An asset management platform with an aggressive technology strategy would be well-positioned to capitalize on the sector consolidation.

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

Alternative Data and Information Services – The growth of technology has led to alternative forms of data used in the investment and underwriting processes ranging from social media and consumer data to satellite imaging. According to Grand View Research, the global alternative data market size was valued at $4.45 billion in 2022 and has an expected CAGR from 2023-2030 of 52.1%. More than half of hedge fund managers are using alternative data.

ESG Data, Analytics and Platforms – Consumers are demanding environmental social and governance (ESG) compliance in their portfolio and sustainability compliance across many consumer purchases. According to PwC, asset managers globally are expected to increase their ESG-related AuM to $33.9 trillion by 2026, up from $18.4 trillion in 2021. ESG assets are on pace to constitute 21.5% of total global AuM in less than 5 years. We believe this is creating demands for new sets of data, new scoring and compliance tools, and new investment markets, such as clean energy, carbon credits and other sustainable products.

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

Payments – Non-cash payments are changing the financial services landscape. There are estimates that the use of mobile payments is set to continue its rise with a compound annual growth rate of 24% between 2021 and 2025, forecasting a large increase from $1.4 trillion in 2020. This creates opportunity for innovation in platforms, currencies, tools, data, and lending.

We believe that emerging companies will gain significant economic value at the expense of existing players, and existing players will divest and reorganize to survive. Financial services, while highly regulated, is more dynamic and competitive than other regulated industries, perhaps because there are many overlapping regulatory authorities and no global regulatory framework. Understanding regulatory issues is a particular strength of our team and will be crucial to assessing the opportunities and barriers at target companies.

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

John Griff has served as our President since October 12, 2020. Mr. Griff’s 40-year financial services career has spanned capital markets, investment banking and asset management. Most recently, he was the President of Manifold Partners LLC, an artificial intelligence hedge fund manager. Previously, he served as COO of publicly held Gleacher & Company, an investment bank, Strategic Advisor to the CEO at LNR Property Corporation, President of Putnam Lovell, an investment bank specializing in the financial services sector, CEO of HSBC Securities (USA), Inc. and senior roles at NationsBanc, Lehman Brothers, and Merrill Lynch.

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

Status as a Public Company

As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A common stock (or shares of a new holding company) or for a combination of our Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us. Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

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

Financial Position

As of December 31, 2022, we had approximately $212,031,000 held in the trust account, not taking into account $7,245,000 of deferred underwriting fees, which will be paid from the trust account upon the completion of a business combination. With the funds available, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Our sponsor is not controlled by, and does not have substantial ties with, non-U.S. persons, and 100% of the ownership interest of our sponsor is held by U.S. persons.

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

We have sought to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of the initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,131,000 from the proceeds of the initial public offering and the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such stockholder.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our initial business combination within the completion window, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account that may be released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month (or up to 21st month) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Available Information

Additional information about us is available on our corporate website at www.AvalonSPAC.com. Our website is not incorporated by reference into this Annual Report.

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

As of December 31, 2022, our initial stockholders own, on an as-converted basis, 19.8% of our outstanding common stock. Our initial stockholders also may from time to time purchase public shares prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our initial stockholders’ founder shares, we would need 8,100,428, or 39.1%, (assuming all outstanding shares are voted), of the 20,700,000 public shares to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

If our available cash resources are insufficient to allow us to operate for at least the next 6 months, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 6 months, assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around).

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

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.15 per share or which approximates the per-share amounts in our trust account at such time, which is generally approximately $10.15 or less. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

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

We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

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

The opinion obtained by the Board of Directors from Houlihan Capital, does not and will not reflect changes in circumstances after the date of such opinion.

The fairness opinion dated September 7, 2022 was rendered to the Board of Directors by Houlihan Capital, in connection with, and at the time of, the evaluation of the business combination and the Business Combination Agreement by the Avalon Special Committee. The opinion was based on the financial analyses performed by such financial advisors, which considered market and other conditions then in effect and other information made available to them, as of the date of their opinions, which may have changed, or may change, after the date of the opinion. Avalon has not obtained an updated opinion as of the date of this proxy statement/prospectus from Houlihan Capital and it does not expect to obtain updated opinions prior to the completion of the Business Combination. Changes in the operations and prospects of Avalon or Beneficient, general market and economic conditions and other factors which may be beyond the control of Avalon or Beneficient, and on which the fairness opinions were based, may have altered the value of Beneficient or the price of the Avalon common stock or Beneficient capital stock since the date of such opinions, or may alter the values and prices by the time the Business Combination is completed. The fairness opinions do not speak as of any date other than the date of such opinions.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of our Class A common stock, par value $0.0001 per share, 10,000,000 shares of our Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2022, there were 79,144,750 and 4,825,000 authorized but unissued shares of our Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants, or shares issuable upon conversion of the shares of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock at the time of our initial business combination as described herein and in our amended and restated certificate of incorporation.

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

We have issued warrants to purchase 15,525,000 shares of our Class A common stock, at a price of $11.50 per whole share (subject to adjustment as provided herein), as part of the units issued in our initial public offering and, simultaneously with the closing of our initial public offering, we have issued in a private placement an aggregate of 8,100,000 private placement warrants, each exercisable to purchase one share of our Class A common stock at $11.50 per share. Our sponsor, together with our current and former independent directors, currently owns an aggregate of 5,175,000 founder shares. The founder shares are convertible into Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Our public warrants are also redeemable by us for shares of our Class A common stock as described in “Description of Securities — Warrants — Redemption of Warrants When the Price per Share of Our Class A Common Stock Equals or Exceeds $10.00.”

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

Prior to the consummation of our initial public offering, our sponsor transferred 50,000 founder shares to each of Steven Gluckstern, John L. Klinck Jr., and Douglas C. Mangini, our then independent director nominees, at their original purchase price. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased an aggregate of 8,100,000 private placement warrants, each exercisable to purchase one share of our Class A common stock at $11.50 per share, for a purchase price of $8,100,000, or $1.00 per warrant, that will also be worthless if we do not complete a business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director, and we may pay our sponsor, officers, directors and any of their respective affiliates fees and expenses in connection with identifying, investigating and completing an initial business combination.

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

As of December 31, 2022, our initial stockholders (and/or their designees) collectively owned 19.8% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our shares of common stock.

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

Holders of Record

As of December 31, 2022, there were 20,721,427 of our shares of Class A common stock issued and outstanding held by two stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

As of December 31, 2022, we did not have any equity compensation plans.

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

As of December 31, 2022, we had not commenced any operations. All activity for the period from October 12, 2020 (inception) through December 31, 2022 relates to our formation, our IPO, and identifying a target company for a business combination. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of income from the proceeds derived from the IPO. We have selected December 31 as our fiscal year end.

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

On January 5, 2023, we extended the period of time to consummate an initial Business Combination until April 8, 2023, and concurrently The Beneficient Company Group, L.P. deposited $2,070,000 into the Trust Account in accordance with the terms of the Investment Management Trust Agreement. We have the option to extend further the period of time to consummate an initial Business Combination until July 8, 2023 (the “Combination Period”). If the we are unable to complete a business combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if we fail to complete a business combination within the Combination Period.

Proposed Business Combination

On September 21, 2022, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with The Beneficient Company Group, L.P., a Delaware limited partnership (“BCG”), Beneficient Merger Sub I, Inc., a Delaware corporation and direct, wholly-owned subsidiary of BCG (“Merger Sub I”), and Beneficient Merger Sub II, LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of BCG (“Merger Sub II” and together with Merger Sub I, the “Merger Subs”), as fully disclosed in a Current Report on Form 8-K filed with the SEC on September 21, 2022.

The obligations of the parties to consummate the transactions contemplated by the Business Combination Agreement are subject to the satisfaction or waiver of certain customary closing conditions as further described in the Business Combination Agreement.

BCG filed its Form S-4 Registration Statement on December 9, 2022 and Amendment No. 1 to Form S-4 Registration Statement on January 23, 2023 (collectively, “Form S-4 and Amendment’).

Transaction Consideration

The aggregate consideration to be paid in the Business Combination to the direct or indirect owners of Avalon consists of 26,030,250 shares of Beneficient Class A common stock (the “Beneficient Class A common stock”), 20,855,250 shares of Beneficient Series A preferred stock (the “Beneficient Series A preferred stock”) and 23,625,000 warrants (the “Beneficient Warrants”). At the Avalon Merger Effective Time, as defined in Form S-4 and Amendment, each share of Avalon Class A common stock and Avalon Class B common stock issued and outstanding immediately prior to the Avalon Merger Effective Time will be entitled to receive, for each share of Avalon common stock, one share of Beneficent Class A common stock. As additional merger consideration, each holder of Avalon Class A common stock will also receive, for each share of Avalon Class A common stock that is not redeemed, one share of Beneficient Series A preferred stock. Each share of Beneficient Series A preferred stock that is then issued and outstanding is convertible into one-fourth (1/4) of a share of Beneficient Class A common stock on, and only on, the later of (i) 90 days after the Avalon Merger Effective Time and (ii) 30 days after a registration statement under the Securities Act has been declared effective with respect to the issuance of Beneficient Class A common stock and Beneficient Series A preferred stock upon the exercise of the Beneficient Warrants unless the holder thereof elects to not convert under the optional conversion rights.

Also at the Avalon Merger Effective Time, each Avalon warrant issued and outstanding, entitling the holder thereof to purchase one share of Avalon Class A common stock at an exercise price of $11.50 per share (subject to adjustment), will automatically convert into the right to purchase, at an exercise price of $11.50 per share (subject to adjustment), one share of Beneficient Class A common stock and one share of Beneficient Series A preferred stock upon consummation of the Business Combination.

There are a number of conditions to Closing, each of which are set forth in the Business Combination Agreement as fully disclosed in a Current Report on Form 8-K filed with the SEC on September 21, 2022.

Refer to BCG’s Amendment No. 1 to Form S-4 Registration Statement filed with the SEC on January 23, 2023 for more information.

Liquidity and Going Concern

As of December 31, 2022, we had $323,525 outside of the trust account and a working capital deficit of approximately $32,000 (not taking account approximately $59,000 of franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account).

Prior to the consummation of its Initial Public Offering, our liquidity needs were satisfied through the payment of $25,000 from our sponsor to cover certain expenses in exchange for the issuance of the founder shares and loan from the sponsor of $197,000 under a promissory note. We repaid the promissory note in full on October 15, 2021. Subsequent to the closing of our IPO, our liquidity needs have been satisfied through the net proceeds of $1.18 million from the consummation of the IPO and the private placement that are held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide us working capital loans.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the completion window. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation.

Risks and Uncertainties

COVID-19

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Russia-Ukraine War

In February 2022, a military conflict started between Russia and Ukraine. The ongoing military conflict has provoked strong reactions from the United States, the UK, the European Union and various other countries around the world, including the imposition of broad financial and economic sanctions against Russia. Further, the precise effects of the ongoing military conflict and these sanctions on the global economies remain uncertain as of the date of these financial statements. The specific impact on our financial condition, results of operations and cash flows is also not determinable as of the date of these financial statements.

Inflation Reduction Act of 2022

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination.

Results of Operations

Our entire activity since inception up to October 8, 2021 was related to our formation and IPO. Since the IPO, our activity has been limited to the search for a prospective initial business combination target. We will not generate any operating revenues until the closing and completion of our initial business combination.

For the year ended December 31, 2022, we had net income of $8,210,543, which consisted of $1,453,936 in general and administrative expenses, $282,664 in franchise tax expense and $758,000 in income tax expense, offset by $7,678,125 gain from changes in fair value of derivative warrant liabilities and $3,027,018 in investment income in the Trust Account.

For the year end December 31, 2021, we had a net income of $3,813,684, which consisted $311,329 in general and administrative expenses, $479,936 in financing costs – derivate warrant liabilities, $124,138 in franchise tax expense, offset by $4,725,000 gain from changes in fair value of derivative warrant liabilities and $4,087 in investment income in the Trust Account.

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

We granted the underwriter a 45-day option from the date of our Initial Public Offering to purchase up to 2,700,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. The underwriter exercised its over-allotment option in full on October 8, 2021, generating gross proceeds of $27 million.

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

Critical Accounting Policies and Estimates

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

We issued 15,525,000 warrants to purchase common stock to investors in our IPO and issued 8,100,000 private placement warrants to our sponsor. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of warrants issued in connection with the IPO and the private placement warrants was initially measured at fair value by an independent valuation consultant using a market-based approach of comparable blank check company warrant pricing. At December 31, 2022 and 2021, the fair value of the public warrants was based on observable closing market price for such warrants, and value of the private warrants was fair valued based on the pricing of the public warrants.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit.

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

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 15,525,000 shares of Class A common stock in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be antidilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the years ended December 31, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2022.

Attestation Report of Registered Public Accounting Firm

This Annual Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of February 23, 2023.

Name	Age	Title
Donald H. Putnam	71	Executive Chairman
S. Craig Cognetti	50	Chief Executive Officer, Director
John Griff	67	President
R. Rachel Hsu	51	Chief Financial Officer
Stuart H. Bohart	57	Director
John L. Klinck Jr.	59	Director
Douglas C. Mangini	62	Director

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

John Griff has been our President since October 12, 2020. Mr. Griff’s 40-year financial services career has spanned capital markets, investment banking and asset management. Most recently, Mr. Griff was President of Manifold Partners LLC, an artificial intelligence hedge fund manager from 2018 to 2022. From 2011 to 2013, he served as COO of the publicly held Gleacher & Company, an investment bank specializing in Advisory, Capital Markets, Fixed Income, and Private Equity, where he was also CEO of the broker-dealer subsidiary of Gleacher & Company. From 2008 to 2010, Mr. Griff served as Strategic Advisor to the CEO at LNR Property Corporation, a commercial real estate company, where he shared responsibility for LNR’s European business units, including a Commercial Real Estate fund, where he was responsible for a 500mil Sterling CRE portfolio. From 2003 to 2007, Mr. Griff served as President of Putnam Lovell, an investment bank specializing in the financial services sector.

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

Our Independent Directors

We have assembled a group of experienced corporate executives and professional advisors to serve as independent directors on our board, alongside Donald H. Putnam, S. Craig Cognetti, John Griff and R. Rachel Hsu. These executives have been chosen as members to the board of directors for their extensive sector and C-suite level experience in managing successful companies. In addition to providing us with strategic insights, which include in-depth knowledge of industry dynamics, competition and operational capabilities, our independent directors provide access to their broad networks of operating executives and other resources.

Stuart H. Bohart has been serving as our director since June 13, 2022. In addition, Mr. Bohart currently serves as President and COO of FORT Investment Management, a $6 billion quantitative hedge fund with offices in New York City and Washington D.C. Prior to joining FORT, Mr. Bohart led the Liquid Markets Division at Fortress Investment Group from 2010 to 2015, where he was responsible for business infrastructure, sales and marketing, development of new investment strategies and served on the Fortress Management and Operating Committees.

From 1997 to 2010, Mr. Bohart worked in a variety of senior capacities at Morgan Stanley including co-head of Global Investment Management, global head of Prime Brokerage, and Portfolio Manager for a multi-strategy hedge fund. He served as a member of the Morgan Stanley Management Committee. Early in his career, Mr. Bohart held trading and portfolio management positions at Cargill, Harvard Management Company, and Bankers Trust. He has lived and worked in the PRC, Japan and the UK. He graduated from Northwestern University in 1989 with a BA in economics and Asian Studies.

We believe that Mr. Bohart’s qualifications to serve on our board include his experience in building and leading businesses and his deep knowledge of financial services sector.

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

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the Nasdaq. The term of office of the first class of directors, Stuart H. Bohart, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Douglas C. Mangini and John L. Klinck Jr., will expire at our second annual meeting of the stockholders. The term of office of the third class of directors, consisting of S. Craig Cognetti and Donald H. Putnam will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we complete our initial business combination.

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

Audit Committee

We have established an audit committee of the board of directors. Steven Gluckstern, John L. Klinck Jr. and Douglas C. Mangini serve as members of our audit committee. Our board of directors has determined that each of Stuart H. Bohart, John L. Klinck Jr. and Douglas C. Mangini are independent under the Nasdaq listing standards and applicable SEC rules. John L. Klinck Jr. serves as the chairman of the audit committee. John L. Klinck Jr. qualifies as an “audit committee financial expert” as defined in applicable SEC rules. A copy of our audit committee charter is available on our website: www.AvalonSPAC.com.

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

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Stuart H. Bohart, John L. Klinck Jr. and Douglas C. Mangini. Stuart H. Bohart serves as chairman of the compensation committee.

Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Stuart H. Bohart, John L. Klinck Jr., and Douglas C. Mangini are independent. We have adopted a compensation committee charter, a copy of which is available at our website. The principal functions of the compensation committee include:

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

Corporate Governance and Nominating Committee

We have established a corporate governance and nominating committee of our board of directors. The members of our corporate governance and nominating committee are Stuart H. Bohart, John L. Klinck Jr. and Douglas C. Mangini, and Douglas C. Mangini serves as chairman of the corporate governance and nominating committee. Under the Nasdaq listing standards, we are required to have a corporate governance and nominating committee composed entirely of independent directors. Our board of directors has determined that each of Stuart H. Bohart, John L. Klinck Jr. and Douglas C. Mangini are independent. A copy of our corporate governance and nominating committee charter is available on our website, www.AvalonSPAC.com.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation

Donald H. Putnam	Grail Partners, LLC	M&A advisory & private equity fund manager	Managing Partner
	The Chalice Fund	Private equity fund	Manager
	Manifold Partners, LLC	Artificial intelligence hedge fund manager	Chief Executive Officer
	Welton Investment Partners	Quantitative investment firm	Board member

S. Craig Cognetti	Grail Partners, LLC	M&A advisory & private equity fund manager	Managing Partner
	The Chalice Fund	Private equity fund	Manager

Stuart H. Bohart	Fort L.P.	Quantitative investment management firm	President and COO

John L. Klinck Jr.	Hyperplane Venture Capital	Venture capital firm	Managing Partner
	Cardlytics	Purchase intelligence platform company	Board member
	Xpansiv Limited	Global carbon and environmental commodities exchange platform	Board member

R. Rachel Hsu	Grail Partners, LLC	M&A advisory & private equity fund manager	Chief Financial Officer
	Manifold Partners, LLC	Artificial intelligence hedge fund manager	Chief Financial Officer

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers and directors is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs.
●	Our sponsor subscribed for founder shares on October 21, 2020 and purchased 8,100,000 private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering.
●	Our sponsor and each member of our management team have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with (i) the completion of our initial business combination and (ii) a stockholder vote to approve an amendment to our certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not completed an initial business combination within the completion window. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we do not complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property. The private placement warrants will not be transferable until the completion of our initial business combination. Because each of our executive officers and director nominees will own common stock or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination.
●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

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

Executive Officers and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination. There have not been any material out-of-pocket expenses subject to reimbursement incurred or accrued as of December 31, 2022.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2022, the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. There were 20,855,250 shares of Class A common stock and 5,175,000 shares of Class B common stock outstanding. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of December 31, 2022. Unless otherwise noted, the business address of each of our stockholders is 2 Embarcadero Center, 8th Floor, San Francisco, CA 94111.

Name of Securityholder	Class A Shares	%	Class B Shares(1)%		Total Shares	%
Avalon Acquisition Holdings LLC(2)			5,025,000	97.1%	5,025,000	19.3%
Highbridge Capital Management, LLC(3)	1,336,805	6.4%
Saba Capital Management, L.P.(4)	1,400,416	6.7%
Lighthouse Investment Partners, LLC(5)	1,064,119	5.1%
Donald H. Putnam(2)			*			*
S. Craig Cognetti(2)			*			*
Stuart H. Bohart			*			*
John Griff			*			*
R. Rachel Hsu			*
John L. Klinck Jr.			50,000	1.0		*
Douglas C. Mangini			50,000	1.0		*

All directors and executive officers as a group (seven individuals)(6)			5,175,000	100%		19.8%

* Less than 1%.

(1)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into shares of Class A common stock on the first business day following the completion of our initial business combination as described in the section entitled “Description of Securities.”

(2)	Our sponsor is the record holder of such shares. S. Craig Cognetti and Donald H. Putnam are the co-managing members of our sponsor and have shared voting and dispositive power over the founder shares owned by our sponsor. S. Craig Cognetti and Donald H. Putnam disclaim beneficial ownership of these shares except to the extent of any pecuniary interest therein. All but one of our officers and directors have a direct or indirect interest in our sponsor.

(3)	Information based on a Schedule 13G/A filed on January 31, 2023, by Highbridge Capital Management, LLC and certain funds and accounts to which Highbridge Capital Management, LLC is the investment adviser. The principal business address of the foregoing reporting persons is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(4)	Information based on a Schedule 13G/A filed on February 14, 2023 by Saba Capital Management, L.P., Saba Capital Management GP, LLC and Mr. Boaz R. Weinstein. The principal business address of the foregoing reporting persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(5)	Information based on a Schedule 13G filed on February 14, 2023 by Lighthouse Investment Partners, LLC and certain portfolios to which Lighthouse Investment Partners, LLC is the investment manager, including certain sub-trust and sub-funds to which LHP Ireland Fund Management Limited serves as the manager. The principal business addresses of the foregoing reporting persons are 3801 PGA Boulevard, Suite 500, Palm Beach Gardens, FL 33410 and 32 Molesworth Street, Dublin, D02 Y512, Ireland.

(6)	Includes 50,000 shares issued to Steven Gluckstern prior to his resignation from the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2022, we did not have any equity compensation plans.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions since our formation on October 12, 2020, to which we have been a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2022, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Founder Shares

On October 21, 2020, our sponsor paid an aggregate of $25,000, or approximately $0.004 per share, to cover certain of our offering costs in consideration of 5,750,000 shares of our Class B common stock, par value $0.0001. On August 30, 2021, our sponsor forfeited 1,437,500 of these shares, for no consideration, such that there were 4,312,500 shares of Class B common stock outstanding. On October 5, 2021, we effected a stock dividend of 0.2 of a founder share for each outstanding founder share, which resulted in our sponsor holding an aggregate of 5,175,000 founder shares. On October 5, 2021, our sponsor transferred 150,000 Founder Shares to our then independent directors.

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

Related Party Loans

On October 31, 2020, our sponsor agreed to loan us an aggregate of up to $250,000 to cover expenses related to initial public offering pursuant to a promissory note. This loan was non-interest bearing and payable, as amended, on the earlier of December 31, 2021 or the completion of the Initial Public Offering. We borrowed $197,000 under the promissory note, and on October 14, 2021, we repaid the promissory note in full.

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

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled $134,160 and $88,700, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2022 and 2021.

Tax Fees

Tax services include fees billed for professional services relating to tax compliance, tax planning and tax advice. The aggregate tax fees billed by Withum during the years ended December 31, 2022 and 2021 totaled $8,840 and $4,000, respectively.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Withum any other fees for the years ended December 31, 2022 and 2021.

Pre-Approval of Services

Our audit committee was formed upon the closing of our initial public offering. As a result, the audit committee was not able to pre-approve all of the foregoing services, although all such services were approved by our board of directors. All services subsequent to the formation of the audit committee have been pre-approved by the audit committee (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following are filed with this report:

(1)	Financial Statements - The financial statements listed on the Index to Financial Statements

(2)	Financial Statement Schedules - Not applicable

(3)	Exhibits - The exhibits listed in the Exhibit Index

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at www.sec.gov.

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of September 21, 2022, by and among Avalon Acquisition, Inc., The Beneficient Company Group, L.P., Beneficient Merger Sub I, Inc., and Beneficient Merger Sub II, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40872) filed with the Securities and Exchange Commission on September 21, 2022).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40872) filed with the Securities and Exchange Commission on October 12, 2021)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-40872) filed with the Securities and Exchange Commission on October 12, 2021)

4.1	Specimen Unit Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-253654) filed with the Securities and Exchange Commission on March 5, 2021)

4.2	Specimen Class A Common Stock Share Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-253654) filed with the Securities and Exchange Commission on March 5, 2021)

4.3	Specimen Warrant Certificate (Incorporated by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-253654) filed with the Securities and Exchange Commission on March 5, 2021)

4.4	Warrant Agreement, dated October 5, 2021, between Continental Stock Transfer & Trust Company and Avalon Acquisition Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40872) filed with the Securities and Exchange Commission on October 12, 2021)

4.5	Description of Securities. (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-40872) filed with the Securities and Exchange Commission on March 30, 2022).

10.1	Investment Management Trust Agreement, dated October 5, 2021, between Continental Stock Transfer & Trust Company and Avalon Acquisition Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40872) filed with the Securities and Exchange Commission on October 12, 2021)

10.2	Registration Rights Agreement, dated October 5, 2021, among Avalon Acquisition Inc. and certain security holders (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40872) filed with the Securities and Exchange Commission on October 12, 2021)

10.3	Private Placement Warrants Purchase Agreement, dated October 5, 2021, between Avalon Acquisition Inc. and the Sponsor (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40872) filed with the Securities and Exchange Commission on October 12, 2021)

10.4	Administrative Services Agreement, dated October 5, 2021, between Avalon Acquisition Inc. and the Sponsor (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40872) filed with the Securities and Exchange Commission on October 12, 2021)

10.5	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-253654) filed with the Securities and Exchange Commission on March 5, 2021)

10.6	Letter Agreement, dated October 5, 2021, between Avalon Acquisition Inc. and the Sponsor (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-40872) filed with the Securities and Exchange Commission on October 12, 2021)

10.7	Letter Agreement, dated October 5, 2021, between Avalon Acquisition Inc. and Donald H. Putnam (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-40872) filed with the Securities and Exchange Commission on October 12, 2021)

10.8	Letter Agreement, dated October 5, 2021, between Avalon Acquisition Inc. and Douglas C. Mangini (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 001-40872) filed with the Securities and Exchange Commission on October 14, 2021)

10.9	Letter Agreement, dated October 5, 2021, between Avalon Acquisition Inc. and John Griff (Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No. 001-40872) filed with the Securities and Exchange Commission on October 15, 2021)

10.10	Letter Agreement, dated October 5, 2021, between Avalon Acquisition Inc. and John L. Klinck Jr. (Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 001-40872) filed with the Securities and Exchange Commission on October 12, 2021)

10.11	Letter Agreement, dated October 5, 2021, between Avalon Acquisition Inc. and R. Rachel Hsu (Incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K (File No. 001-40872) filed with the Securities and Exchange Commission on October 12, 2021)

10.12	Letter Agreement, dated October 5, 2021, between Avalon Acquisition Inc. and S. Craig Cognetti (Incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K (File No. 001-40872) filed with the Securities and Exchange Commission on October 12, 2021)

10.13	Letter Agreement, dated October 5, 2021, between Avalon Acquisition Inc. and Steven Gluckstern (Incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K (File No. 001-40872) filed with the Securities and Exchange Commission on October 12, 2021)

10.14	Promissory Note, dated October 31, 2020, issued to our Sponsor (Incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-253654) filed with the Securities and Exchange Commission on March 5, 2021)

10.15	Amendment to Promissory Note, dated October 31, 2020, issued to our Sponsor (Incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 4 to Registration Statement on Form S-1/A (File No. 333-253654) filed with the Securities and Exchange Commission on September 7, 2021)

10.16	Securities Subscription Agreement, dated October 21, 2020, between Avalon Acquisition Inc. and the Sponsor (Incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-253654) filed with the Securities and Exchange Commission on March 5, 2021)

10.17	Form of Amendment to Letter Agreement of October 5, 2021, dated as of September 21, 2022, to be executed by and among the Company, Avalon Acquisition, Inc. and certain Sponsor Persons. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40872) filed with the Securities and Exchange Commission on September 21, 2022).

10.18	Founder Voting and Support Agreement, dated as of September 21, 2022, by and among The Beneficient Company Group, L.P., Avalon and certain holders named therein. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40872) filed with the Securities and Exchange Commission on September 21, 2022).

14	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-253654) filed with the Securities and Exchange Commission on March 5, 2021)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

99.1	Sponsor Lock-Up Agreement, dated as of September 21, 2022, by and between The Beneficient Company Group, L.P. and Sponsor. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-40872) filed with the Securities and Exchange Commission on September 21, 2022).

99.2	Sponsor Voting and Support Agreement, dated as of September 21, 2022, by and between The Beneficient Company Group, L.P. and Sponsor. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-40872) filed with the Securities and Exchange Commission on September 21, 2022).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVALON ACQUISITION INC.

Date:	February 23, 2023	By:	/s/ S. Craig Cognetti
		Name:	S. Craig Cognetti
		Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ S. Craig Cognetti	Chief Executive Officer, Director	February 23, 2023
S. Craig Cognetti	(Principal Executive Officer)

/s/ R. Rachel Hsu	Chief Financial Officer	February 23, 2023
R. Rachel Hsu	(Principal Accounting and Financial Officer)

/s/ Donald H. Putnam	Executive Chairman	February 23, 2023
Donald Putnam

/s/ Stuart H. Bohart
Stuart H. Bohart	Director	February 23, 2023

/s/ John L. Klinck Jr.
John L. Klinck Jr.	Director	February 23, 2023

/s/ Douglas C. Mangini
Douglas C. Mangini	Director	February 23, 2023

AVALON ACQUISITION INC.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Avalon Acquisition Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Avalon Acquisition Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by April 8, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

February 23, 2023

PCAOB ID NUMBER 100

AVALON ACQUISITION INC. Balance Sheets

	December 31,
	2022	2021

Assets
Current assets:
Cash	$323,525	$1,036,693
Prepaid expenses	225,192	522,874
Total current assets	548,717	1,559,567
Investments held in Trust Account	212,031,953	210,109,087

Total Assets	$212,580,670	$211,668,654

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$580,438	$136,502
Income taxes payable	19,000	—
Franchise tax payable	40,000	123,338
Total current liabilities	639,438	259,840

Other liabilities:
Derivative warrant liabilities	1,535,625	9,213,750
Deferred underwriting compensation	7,245,000	7,245,000

Total liabilities	9,420,063	16,718,590

Commitments and Contingencies
Class A Common stock subject to possible redemption, par value $0.0001 per share, 100,000,000 shares authorized; 20,700,000 issued and outstanding at $10.24 and $10.15 per share redemption value as of December 31, 2022 and 2021, respectively	211,871,303	210,105,000

Stockholders’ Deficit
Preferred stock, 1,000,000 shares authorized; none issued or outstanding	—	—
Class A Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 155,250 non-redeemable shares issued and outstanding (excluding 20,700,000 common shares subject to possible redemption)	15	15
Class B Common stock, Par Value $0.0001 per share, 10,000,000 shares authorized; 5,175,000 issued and outstanding	518	518
Additional paid-in capital	—	—
Accumulated deficit	(8,711,229)	(15,155,469)

Total stockholders’ deficit	(8,710,696)	(15,154,936)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$212,580,670	$211,668,654

The accompanying notes are an integral part of these financial statements.

AVALON ACQUISITION INC. Statements of Operations

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021
Expenses
General and administrative expenses	$1,333,936	$283,910
General and administrative expenses - related party	120,000	27,419
Franchise tax expense	282,664	124,138
Total operating expenses	(1,736,600)	(435,467)
Income on investments held in Trust Account	3,027,018	4,087
Financing costs - derivative warrant liabilities	—	(479,936)
Change in fair value of derivative warrant liabilities	7,678,125	4,725,000
Income before income tax expense	8,968,543	3,813,684
Income tax expense	(758,000)	—
Net Income	$8,210,543	$3,813,684

Weighted average common shares outstanding
Basic and diluted - Class A	20,855,250	4,856,702
Basic and diluted - Class B	5,175,000	4,657,192

Basic and diluted net income per share
Class A	$0.32	$0.40
Class B	$0.32	$0.40

The accompanying notes are an integral part of these financial statements.

AVALON ACQUISITION INC. Statements of Changes in Stockholders’ Deficit

For the Year Ended December 31, 2022
	Common Stock
	Class A		Class B		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2021	155,250	$15	5,175,000	$518	$—	$(15,155,469)	$(15,154,936)
Increase in redemption value of Class A common stock subject to redemption						(1,766,303)	(1,766,303)
Net income	—	—	—	—	—	8,210,543	8,210,543
Balance at December 31, 2022	155,250	$15	5,175,000	$518	$—	$(8,711,229)	$(8,710,696)

For the Year Ended December 31, 2021

	Common Stock
	Class A		Class B		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2020	—	$—	5,175,000	$518	$24,482	$(1,497)	$23,503
Excess of cash received over fair value of private placement warrants					3,321,000		3,321,000
Accretion of Class A common stock subject to possible redemption	—	—	—		(4,465,974)	(18,967,656)	(23,433,630)
Representative shares issued	155,250	15			1,120,492	—	1,120,507
Net income	—	—	—	—	—	3,813,684	3,813,684
Balance at December 31, 2021	155,250	$15	5,175,000	$518	$—	$(15,155,469)	$(15,154,936)

The accompanying notes are an integral part of these financial statements.

AVALON ACQUISITION INC. Statements of Cash Flows

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Cash flows from Operating Activities
Net income	$8,210,543	$3,813,684
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments held in Trust Account	(3,027,018)	(4,087)
Financing costs - derivative warrant liabilities	—	479,936
Change in fair value of derivative warrants liabilities	(7,678,125)	(4,725,000)
Changes in operating assets and liabilities:
Prepaid expenses	297,682	(522,874)
Accounts payable and accrued expenses	443,936	135,005
Income taxes payable	19,000	—
Franchise taxes payable	(83,338)	123,338
Net cash used in operating activities	(1,817,320)	(699,998)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(210,105,000)
Redemption of Trust Account income for taxes	1,104,152	—
Net cash provided by(used in) investing activities	1,104,152	(210,105,000)

Cash flows from Financing Activities
Proceeds from note payable to related party	—	197,000
Repayment of note payable to related party	—	(197,000)
Proceeds received from initial public offering	—	207,000,000
Proceeds received from private placement	—	8,100,000
Payment of offering costs	—	(3,270,809)
Net cash provided by financing activities	—	211,829,191

Net change in cash	(713,168)	1,024,193

Cash at beginning of year	1,036,693	12,500

Cash at end of year	$323,525	$1,036,693

Supplemental cash flow information
Income taxes paid	$693,000	—

Supplemental disclosure for non-cash financing activities
Deferred underwriting fee payable	$—	$7,245,000

The accompanying notes are an integral part of these financial statements.

AVALON ACQUISITION INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from October 12, 2020 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On January 5, 2023, the Company extended the period of time to consummate an initial Business Combination until April 8, 2023, and concurrently The Beneficient Company Group, L.P. deposited $2,070,000 into the Trust Account in accordance with the terms of the Investment Management Trust Agreement. It has the option to extend further the period of time to consummate an initial Business Combination until July 8, 2023 (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

BCG filed its Form S-4 Registration Statement on December 9, 2022 and Amendment No. 1 to Form S-4 Registration Statement on January 23, 2023 (collectively, “Form S-4 and Amendment”).

Transaction Consideration

The aggregate consideration to be paid in the Business Combination to the direct or indirect owners of Avalon consists of 26,030,250 shares of Beneficient Class A common stock (the “Beneficient Class A common stock”), 20,855,250 shares of Beneficient Series A preferred stock (the “Beneficient Series A preferred stock”) and 23,625,000 warrants (the “Beneficient Warrants”). At the Avalon Merger Effective Time, as defined in Form S-4 and Amendment, each share of Avalon Class A common stock and Avalon Class B common stock issued and outstanding immediately prior to the Avalon Merger Effective Time will be entitled to receive, for each share of Avalon common stock, one share of Beneficent Class A common stock. As additional merger consideration, each holder of Avalon Class A common stock will also receive, for each share of Avalon Class A common stock that is not redeemed, one share of Beneficient Series A preferred stock. Each share of Beneficient Series A preferred stock that is then issued and outstanding is convertible into one-fourth (1/4) of a share of Beneficient Class A common stock on, and only on, the later of (i) 90 days after the Avalon Merger Effective Time and (ii) 30 days after a registration statement under the Securities Act has been declared effective with respect to the issuance of Beneficient Class A common stock and Beneficient Series A preferred stock upon the exercise of the Beneficient Warrants unless the holder thereof elects to not convert under the optional conversion rights.

Also at the Avalon Merger Effective Time, each Avalon warrant issued and outstanding, entitling the holder thereof to purchase one share of Avalon Class A common stock at an exercise price of $11.50 per share (subject to adjustment), will automatically convert into the right to purchase, at an exercise price of $11.50 per share (subject to adjustment), one share of Beneficient Class A common stock and one share of Beneficient Series A preferred stock upon consummation of the Business Combination.

There are a number of conditions to closing, each of which are set forth in the Business Combination Agreement as fully disclosed in a Current Report on Form 8-K filed with the SEC on September 21, 2022.

Refer to BCG’s Amendment No. 1 to Form S-4 Registration Statement filed on January 23, 2023 for more information.

Liquidity and Going Concern

As of December 31, 2022, the Company had $323,525 in its operating bank account, $212,031,953 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of approximately $32,000 (not taking account approximately $59,000 of franchise and income taxes payable as such amounts can be paid from the income earned in the Trust Account).

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

Prior to the consummation of its Initial Public Offering, the Company’s liquidity needs were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in consideration of Founder Shares (as defined in Note 4), and the loan from the Sponsor of $197,000 under the Note (as defined in Note 4). The Company repaid the Note in full on October 15, 2021. Following the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds of $1.18 million from the consummation of the Initial Public Offering (including the Over-Allotment) and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 8, 2023. Management plans to complete a business combination prior to the mandatory liquidation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or to provide a supplement to the auditor’s report providing additional information about the audit and the financial statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 6).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2022 and 2021.

Investments Held in Trust Account

Investments held in Trust Account are comprised of investments in a money market fund that invests in U.S. government securities and generally have a readily determinable fair value. Such investments are recognized at fair value and presented on the balance sheets at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Deferred Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering ($695,809), together with $10,953,007 of underwriter’s discount, were allocated to temporary equity instruments ($11,168,880) and derivative warrant liabilities ($479,936), based on their relative values, and charged to temporary equity or expensed (in the case of the portion allocated to derivative warrant liabilities) upon completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2022 and 2021, the Company had deferred tax assets of approximately $527,000 and $129,000, respectively, with a full valuation allowance against them.

The Company’s current taxable income primarily consists of income earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the year ended December 31, 2022, the Company recorded $758,000 in income tax expense. The Company’s effective tax rate for the years ended December 31, 2022 and 2021 was approximately 6% and 0%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above), the change in value of warrant liabilities, and the transaction costs allocated to the warrant liabilities which are not currently deductible.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common stock is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the IPO (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 23,625,000 shares of Class A common stock in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the years ended December 31, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Year Ended		For the Year Ended
	December 31, 2022		December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator
Allocation of net income	$6,578,228	$1,632,315	$1,946,829	$1,866,855
Denominator:
Basic and diluted weighted average common stock outstanding	20,855,250	5,175,000	4,856,702	4,657,192
Basic and diluted net income per common stock	$0.32	$0.32	$0.40	$0.40

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

While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,000, all shares of Class A common stock sold in the Initial Public Offering are redeemable and are classified as temporary equity on the Company’s balance sheet until such time as a redemption event takes place. The value of Class A common stock that may be redeemed is equal to $10.24 and $10.15 per share, respectively, as of December 31, 2022 and 2021 (which is the assumed redemption price) multiplied by 20,700,000 shares of Class A common stock.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for smaller reporting companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact the pronouncement will have on the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Risks and Uncertainties

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

Russia-Ukraine War

In February 2022, a military conflict started between Russia and Ukraine. The ongoing military conflict has provoked strong reactions from the United States, the UK, the European Union and various other countries around the world, including the imposition of broad financial and economic sanctions against Russia. Further, the precise effects of the ongoing military conflict and these sanctions on the global economies remain uncertain as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations and cash flows is also not determinable as of the date of these financial statements.

Inflation Reduction Act of 2022

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

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, on October 5, 2021 the Company agreed to pay the Sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of an initial Business Combination or the Company’s liquidation, the Company will cease paying these fees. For the year ended December 31, 2022, the Company incurred $120,000 of these fees which are included in general and administrative expenses – related party on the accompanying statement of operations. For the year ended December 31, 2021, the Company incurred $27,419 of these fees which are included in general and administrative expenses – related party on the accompanying statement of operations and prepaid $10,000 of these fees which are included in prepaid expenses on the accompanying balance sheet as of December 31, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, respectively, there were no working capital loans outstanding.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of Initial Public Offering to purchase up to 2,700,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On October 8, 2021, the underwriter exercised such option in full.

The underwriter received an underwriting discount of $0.125 per Unit, or $2,587,500 in the aggregate of the gross proceeds of the Initial Public Offering. In addition, the underwriter is entitled to a deferred fee of $0.35 per Unit, or $7,245,000 in the aggregate; provided that up to 0.875% of the gross proceeds or $1,811,250 in the aggregate may be paid to third parties not participating in the offering (but who are members of the Financial Industry Regulatory Authority (“FINRA”) or regulated broker-dealers) that assist the underwriter in consummating the initial Business Combination. The deferred fee will be waived by the underwriter in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement.

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

NOTE 6 – WARRANTS

As of December 31, 2022 and 2021, 15,525,000 Public Warrants and 8,100,000 Private Warrants were outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 7 – CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 20,855,250 shares of Class A common stock outstanding, of which 20,700,000 shares are subject to possible redemption and are classified outside of permanent equity in the balance sheets.

The Class A common stock subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$207,000,000
Less:
Fair value of Public Warrants at issuance	(9,159,750)
Offering costs allocated to Class A common stock subject to possible redemption	(11,168,880)
Plus:
Accretion on Class A common stock subject to possible redemption amount	23,433,630
Class A common stock subject to possible redemption as of December 31, 2021	210,105,000
Increase in redemption value of Class A common stock subject to redemption	1,766,303
Class A common stock subject to possible redemption as of December 31, 2022	$211,871,303

NOTE 8 – STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 20,855,250 shares of Class A common stock were issued and outstanding, of which 20,700,000 shares are subject to redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 5,175,000 shares of Class B common stock issued and outstanding.

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

NOTE 9 – FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Fair Value Measured as of December 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$212,031,953	$—	$—

Liabilities:
Private Placement Warrants	$—	$526,500	$—
Public Warrants	$1,009,125	$—	$—

	Fair Value Measured as of December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$210,109,087	$—	$—

Liabilities:
Private Placement Warrants	$—	$3,159,000	$—
Public Warrants	$6,054,750	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of each reporting period.

Initial Measurement

The Company established the initial fair value for the warrants on October 8, 2021, the date of the Company’s Initial Public Offering, using a market-based approach for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and three-fourth of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. On October 8, 2021, the Private Placement Warrants and Public Warrants were determined to have aggregate values of $4,779,000 and $9,159,750, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2022 and 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker AVACW. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2. As of December 31, 2022, the aggregate values of the Private Placement Warrants and Public Warrants were $526,500 and $1,009,125, respectively. As of December 31, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $3,159,000 and $6,054,750, respectively.

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

The income tax provision consists of the following:

	December 31, 2022	December 31, 2021
Current
Federal	$519,000	$—
State	239,000	—
Deferred
Federal	(297,806)	(90,904)
State	(128,383)	(38,223)
Valuation allowance	426,189	129,127
Income tax provision	$758,000	$—

As of December 31, 2022 and 2021, the Company had a total of $0 and $120,051, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely. As of December 31, 2022 and 2021, the Company had a total of $0 and $120,051, respectively, of state net operating loss carryovers available to offset future taxable income.

The Company’s net deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
NOL carryover	$—	$35,811
Start-up/organization costs	527,025	93,316
Total deferred tax assets	527,025	129,217
Valuation allowance	(527,025)	(129,217)
Deferred tax assets, net of allowance	$—	$—

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

There were no unrecognized tax benefits as of December 31, 2022 and 2021. No amounts were accrued for the payment of interest and penalties at December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Financing cost – derivative warrant liabilities	—	(2.6)%
Change in fair value of derivative warrant liabilities	19.6%	26.0%
Change in valuation allowance	(34.3)%	(44.4)%
Income tax expense	6.3%	0.0%

 NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through February 23, 2023, the date that the financial statements were issued. Other than as described in Note 1, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

