Form 10-Q
period 2023-03-31
Avalon Acquisition Inc.
filed 2023-05-12
CIK 1836478

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☒ No ☐

As of May 12, 2023, there were 20,855,250 shares of Class A common stock, par value $0.0001 per share, and 5,175,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

AVALON ACQUISITION INC.

 FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

AVALON ACQUISITION INC.

CONDENSED BALANCE SHEETS

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Current assets:
Cash	$112,161	$323,525
Prepaid expenses	204,209	225,192
Total current assets	316,370	548,717
Investments held in Trust Account	216,329,414	212,031,953
Total Assets	$216,645,784	$212,580,670

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable	$817,332	$580,438
Income taxes payable	638,800	19,000
Franchise tax payable	50,000	40,000
Total current liabilities	1,506,132	639,438

Derivative warrant liabilities	2,126,250	1,535,625
Deferred underwriting compensation	7,245,000	7,245,000
Total liabilities	10,877,382	9,420,063

Commitments and contingencies
Class A common stock subject to possible redemption, par value $0.0001 per share, 100,000,000 shares authorized; 20,700,000 shares issued and outstanding at $10.41 and $10.24 per share redemption value as of March 31, 2023 and December 31, 2022, respectively	215,538,964	211,871,303

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 155,250 non-redeemable shares issued and outstanding (excluding 20,700,000 common shares subject to possible redemption)	15	15
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,175,000 shares issued and outstanding	518	518
Additional paid-in capital	—	—
Accumulated deficit	(9,771,095)	(8,711,229)
Total stockholders’ deficit	(9,770,562)	(8,710,696)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$216,645,784	$212,580,670

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVALON ACQUISITION INC.

 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
General and administrative expenses	$439,241	$69,753
General and administrative expenses – related party	30,000	30,000
Franchise tax expense	50,650	50,050
Total operating expenses	(519,891)	(149,803)
Income earned on investments held in Trust Account	2,268,111	21,157
Change in fair value of derivative warrant liabilities	(590,625)	3,780,000
Income before income tax expense	1,157,595	3,651,354
Income tax expense	619,800	—
Net income	$537,795	$3,651,354
Weighted average common shares outstanding, basic and diluted
Class A	20,855,250	20,855,250
Class B	5,175,000	5,175,000
Basic and diluted net income per common share
Class A	$0.02	$0.14
Class B	$0.02	$0.14

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVALON ACQUISITION INC.

 UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2023

	Common Stock
	Class A		Class B		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	155,250	$15	5,175,000	$518	$—	$(8,711,229)	$(8,710,696)
Net income	—	—	—	—	—	537,795	537,795
Increase in redemption value of Class A common stock subject to redemption	—	—	—	—	—	(1,597,661)	(1,597,661)
Balance at March 31, 2023 (unaudited)	155,250	$15	5,175,000	$518	$—	$(9,771,095)	$(9,770,562)

For the Three Months Ended March 31, 2022

	Common Stock
	Class A		Class B		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	155,250	$15	5,175,000	$518	$—	$(15,155,469)	$(15,154,936)
Net income	—	—	—	—	—	3,651,354	3,651,354
Balance at March 31, 2022 (unaudited)	155,250	$15	5,175,000	$518	$—	$(11,504,115)	$(11,503,582)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVALON ACQUISITION INC.

 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash flows from operating activities
Net income	$537,795	$3,651,354
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments held in Trust Account	(2,268,111)	(21,157)
Change in fair value of derivative warrant liabilities	590,625	(3,780,000)
Changes in operating assets and liabilities:
Prepaid expenses	20,983	(47,321)
Accounts payable	236,894	(36,111)
Income taxes payable	619,800	—
Franchise tax payable	10,000	(73,338)
Net cash used in operating activities	(252,014)	(306,573)

Cash flows from investing activities
Cash deposited in Trust Account	(2,070,000)	—
Withdrawals from Trust Account for taxes	40,650	—
Net cash used in investing activities	(2,029,350)	—

Cash flows from financing activities
Deposit received for extension of Combination Period	2,070,000	—
Net cash provided by financing activities	2,070,000	—

Net Change in Cash	(211,364)	(306,573)
Cash—Beginning of period	323,525	1,036,693
Cash—End of period	$112,161	$730,120

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVALON ACQUISITION INC.

 NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from October 12, 2020 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company currently generates non-operating income in the form of income from the proceeds derived from the Initial Public Offering and subsequent deposits in conjunction with extension of Combination Period (as discussed further below).

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

In accordance with the terms of the Company’s Initial Public Offering, the Company had the right to extend the period of time to consummate an initial Business Combination up to two times from January 8, 2023, each by an additional three months (for a total of up to 21 months) by depositing into the Trust Account $2,070,000 (equal to $0.10 for each Public Share outstanding), on or prior to the date of the applicable deadline, for each of the available three month extensions (the “Initial Combination Period”). On each of January 5, 2023, and April 4, 2023, BCG, as defined below, deposited $2,070,000 into the Trust Account, which enabled the Company to exercise its right to extend the Initial Combination Period to July 8, 2023 (the “Combination Period”).

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

On April 18, 2023, the Company, BCG and Merger Subs entered into Amendment No. 1 to the Business Combination Agreement (the “Amendment”) pursuant to which the parties to the Business Combination Agreement amended the Business Combination Agreement to: (i) provide that holders of BCG Class B Common Stock are entitled to 10 votes per share of BCG Class B Common Stock with respect to all matters on which common stockholders of Beneficient generally are entitled to vote, including the election of directors to be elected by the holders of BCG Class A Common Stock and BCG Class B Common Stock, voting together as a single class, (ii) pursuant to the parties’ exercise of their rights under the Business Combination Agreement to waive closing conditions, the removal of the parties’ mutual condition to closing of the transactions that GWG Holdings, Inc. effect a consent to the Conversion and the Amended BCG Organizational Documents and the Amended BCH Organizational Documents and execute a lock up in favor of BCG in a form reasonably acceptable to each of the Company and BCG, (iii) remove the Company’s right to designate two directors to BCG’s board of directors upon closing of the Business Combination and set the number of initial directors of BCG at nine and (iv) revise certain board of directors and board committee composition provisions.

The obligations of the parties to consummate the transactions contemplated by the Business Combination Agreement, as amended, are subject to the satisfaction or waiver of certain customary closing conditions as further described in the Business Combination Agreement, as amended.

BCG filed its Form S-4 Registration Statement on December 9, 2022, Amendment No. 1 to Form S-4 Registration Statement on January 23, 2023, Amendment No. 2 to Form S-4 Registration Statement on March 6, 2023, Amendment No. 3 to Form S-4 Registration Statement on April 19, 2023, Amendment No. 4 to Form S-4 Registration Statement on May 8, 2023, and Amendment No. 5 to Form S-4 Registration Statement on May 11, 2023 (collectively, “Form S-4 and Amendments”).

Transaction Consideration

The aggregate consideration to be paid in the Business Combination to the direct or indirect owners of Avalon consists of 26,030,250 shares of Beneficient Class A common stock (the “Beneficient Class A common stock”), 20,855,250 shares of Beneficient Series A preferred stock (the “Beneficient Series A preferred stock”) and 23,625,000 warrants (the “Beneficient Warrants”). At the Avalon Merger Effective Time, as defined in Form S-4 and Amendments, each share of Avalon Class A common stock and Avalon Class B common stock issued and outstanding immediately prior to the Avalon Merger Effective Time will be entitled to receive, for each share of Avalon common stock, one share of Beneficent Class A common stock. As additional merger consideration, each holder of Avalon Class A common stock will also receive, for each share of Avalon Class A common stock that is not redeemed, one share of Beneficient Series A preferred stock. Each share of Beneficient Series A preferred stock that is then issued and outstanding is convertible into one-fourth (1/4) of a share of Beneficient Class A common stock on, and only on, the later of (i) 90 days after the Avalon Merger Effective Time and (ii) 30 days after a registration statement under the Securities Act has been declared effective with respect to the issuance of Beneficient Class A common stock and Beneficient Series A preferred stock upon the exercise of the Beneficient Warrants unless the holder thereof elects to not convert under the optional conversion rights.

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

There are a number of conditions to closing, each of which are set forth in the Business Combination Agreement and Amendment No. 1 to the Business Agreement, as fully disclosed in Current Reports on Form 8-K filed with the SEC on September 21, 2022 and April 18, 2023, respectively.

Refer to BCG’s Form S-4 and Amendments for more information.

Liquidity and Going Concern

As of March 31, 2023, the Company had $112,161 in its operating bank account, $216,329,414 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith, and working capital deficit of $500,962, which excludes franchise and income taxes payable, as such amounts can be paid from income earned in the Trust Account.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

Prior to the consummation of its Initial Public Offering, the Company’s liquidity needs were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in consideration of Founder Shares (as defined in Note 4), and a loan from the Sponsor of $197,000 under the Note (as defined in Note 4) which was repaid in full on October 15, 2021. Following the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds of $1.18 million from the consummation of the Initial Public Offering (including the Over-Allotment) and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 8, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the annual report on Form 10-K filed by the Company with the SEC on February 23, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value Measurements

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

Investments held in Trust Account is comprised of investments in a money market fund that invests in U.S. government securities and generally have a readily determinable fair value. Such investments are recognized at fair value and presented on the condensed balance sheets at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income earned on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2023 and December 31, 2022, the Company had deferred tax assets of approximately $667,000 and $527,000, respectively, with a full valuation allowance against them.

The Company’s current taxable income primarily consists of income earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2023 and 2022, the Company recorded $619,800 and $0, respectively, in income tax expense. The Company’s effective tax rates for the three months ended March 31, 2023 and 2022 was approximately 54% and 0%, respectively, which differ from the expected income tax rate due to the start-up costs (discussed above), the change in value of warrant liabilities, and the transaction costs allocated to the warrant liabilities which are not currently deductible.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income per share of common stock is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income per share of common stock does not consider the effect of the warrants issued in connection with the IPO (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 23,625,000 shares of Class A common stock in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three months ended March 31, 2023 and 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended
	March 31, 2023		March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator
Allocation of net income	$430,878	$106,917	$2,925,439	$725,915
Denominator
Basic and diluted weighted average common stock outstanding	20,855,250	5,175,000	20,855,250	5,175,000
Basic and diluted net income per common share	$0.02	$0.02	$0.14	$0.14

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

While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,000, all shares of Class A common stock sold in the Initial Public Offering are redeemable and classified as temporary equity on the Company’s unaudited condensed balance sheets until such time as a redemption event takes place. The value of Class A common stock that may be redeemed will be equal to $10.41 and $10.24 per share, respectively, as of March 31, 2023 and December 31, 2022 (which is the assumed redemption price) multiplied by 20,700,000 shares of Class A common stock.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value of the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed statements of operations. Costs associated with issuing the warrants classified as derivative liabilities are charged to operations when the warrants are issued.

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

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,100,000 Private Placement Warrants for an aggregate purchase price of $8,100,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share (see Note 6).

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

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, on October 5, 2021, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, and administrative support services. Upon completion of an initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000, respectively, of these fees which are included in general and administrative expenses – related party on the unaudited condensed statements of operations.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, there were no working capital loans outstanding.

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

NOTE 6 – WARRANTS

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. As of March 31, 2023 and December 31, 2022, 15,525,000 Public Warrants and 8,100,000 Private Warrants, respectively, were outstanding.

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

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

NOTE 7 – CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock sold during the Initial Public Offering features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 20,855,250 shares of Class A common stock outstanding, of which 20,700,000 shares are subject to possible redemption and are classified outside of stockholders’ deficit in the unaudited condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the unaudited condensed balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$207,000,000
Less:
Fair value of Public Warrants at issuance	(9,159,750)
Offering costs allocated to Class A common stock subject to possible redemption	(11,168,880)
Plus:
Accretion on Class A common stock subject to possible redemption amount	23,433,630
Class A common stock subject to possible redemption as of December 31, 2021	210,105,000
Increase in redemption value of Class A common stock subject to redemption	1,766,303
Class A common stock subject to possible redemption as of December 31, 2022	211,871,303
Deposit into Trust Account to extend Combination Period	2,070,000
Increase in redemption value of Class A common stock subject to redemption	1,597,661
Class A common stock subject to possible redemption as of March 31, 2023	$215,538,964

NOTE 8 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 20,855,250 shares of Class A common stock issued and outstanding, of which 20,700,000 shares are subject to redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 5,175,000 shares of Class B common stock issued and outstanding.

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

NOTE 9 – FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of March 31, 2023
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$216,329,414	$—	$—

Liabilities:
Private Placement Warrants	$—	$729,000	$—
Public Warrants	$1,397,250	$—	$—

	Fair Value Measured as of December 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$212,031,953	$—	$—

Liabilities:
Private Placement Warrants	$—	$526,500	$—
Public Warrants	$1,009,125	$—	$—

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

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2023 and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker AVACW. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2. As of March 31, 2023, the aggregate values of the Private Placement Warrants and Public Warrants were $729,000 and $1,397,250, respectively. As of December 31, 2022, the aggregate values of the Private Placement Warrants and Public Warrants were $526,500 and $1,009,125, respectively.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Other than the extension of the Combination Period from April 4, 2023 to July 8, 2023, as described in Note 1, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act’) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Risk Factors section of our Form 10-K filed with the SEC on February 23, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed on October 12, 2020, under the laws of the State of Delaware. We are incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses or (the “Business Combination”).

As of March 31, 2023, we have not yet commenced operations. All activity for the period from October 12, 2020 (inception) through March 31, 2023, relates to our formation, our initial public offering (the “Initial Public Offering”), which is described below, and our search for a prospective initial business combination. We do not expect to generate any operating revenue until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of income from the proceeds derived from the Initial Public Offering and subsequent deposits received in conjunction with extensions of Combination Period.

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

In accordance with the terms of our Initial Public Offering, we had the right to extend the period of time to consummate an initial Business Combination up to two times from January 8, 2023, each by an additional three months (for a total of up to 21 months) by depositing into the Trust Account $2,070,000 (equal to $0.10 for each Public Share outstanding), on or prior to the date of the applicable deadline, for each of the available three month extensions (the “Initial Combination Period”). On each of January 5, 2023, and April 4, 2023, BCG, as defined below, deposited $2,070,000 into our Trust Account, which enabled us to exercise its right to extend the Initial Combination Period to July 8, 2023 (the “Combination Period”).

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

On April 18, 2023, the Company, BCG and Merger Subs entered into Amendment No. 1 to the Business Combination Agreement (the “Amendment”) pursuant to which the parties to the Business Combination Agreement amended the Business Combination Agreement to: (i) provide that holders of BCG Class B Common Stock are entitled to 10 votes per share of BCG Class B Common Stock with respect to all matters on which common stockholders of Beneficient generally are entitled to vote, including the election of directors to be elected by the holders of BCG Class A Common Stock and BCG Class B Common Stock, voting together as a single class, (ii) pursuant to the parties’ exercise of their rights under the Business Combination Agreement to waive closing conditions, the removal of the parties’ mutual condition to closing of the transactions that GWG Holdings, Inc. effect a consent to the Conversion and the Amended BCG Organizational Documents and the Amended BCH Organizational Documents and execute a lock up in favor of BCG in a form reasonably acceptable to each of Avalon and BCG, (iii) remove Avalon’s right to designate two directors to Beneficient’s board of directors upon closing of the Business Combination and set the number of initial directors of Beneficient at nine and (iv) revise certain board of directors and board committee composition provisions. The parties to the Business Combination Agreement made no other amendments to the Business Combination Agreement. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is included as Exhibit 2.1 hereto and incorporated herein by reference. Unless specifically stated, this Quarterly Report does not give effect to the proposed Business Combination and does not contain the risks associated with the proposed Business Combination. The consummation of the proposed Business Combination is subject to certain conditions as further described in the Business Combination Agreement.

Liquidity and Going Concern

As of March 31, 2023, we had $112,161 in our operating bank account, $216,329,414 in securities held in the Trust Account, and working capital deficit of $500,962 which excludes franchise and income taxes payable as such amounts can be paid from income earned in the Trust Account. We intend to use the funds held in the Trust Account, including any amounts representing income earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the three months ended March 31, 2023, net cash used in operating activities was $252,014. Net income for the period of $537,795 was impacted by income earned on investments held in Trust Account of $2,268,111 and change in fair value of derivative warrant liabilities of $590,625. Net changes in operating assets and liabilities provided $887,677 of cash from operating activities.

For the three months ended March 31, 2022, net cash used in operating activities was $306,573. Net income for the period of $3,651,354 was impacted by income earned on investments held in Trust Account of $21,157 and change in fair value of derivative warrant liabilities of $3,780,000. Net changes in operating assets and liabilities used $156,770 of cash from operating activities.

Our liquidity needs prior to the consummation of our Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of 5,175,000 of Class B common stock, par value $0.0001 per share (the “Founder Shares”), and a $197,000 loan from our Sponsor, under an unsecured promissory note, which was repaid in full on October 15, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds of $1.18 million from the consummation of the Initial Public Offering (including the Over-Allotment) and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us the funds as may be required (“Working Capital Loans”). As of March 31, 2023 and 2022, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 8, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation.

Results of Operations

Our entire activity from October 12, 2020 (inception) through October 7, 2021 was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2023, we had a net income of $537,795 which consisted of operating costs of $469,241, franchise tax expense of $50,650, change in fair value of derivative warrant liabilities of $590,625 and income tax expense of $619,800, offset by income earned on investments held in the Trust Account of $2,268,111.

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

Administrative Support Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, administrative and support services to the Company. We began incurring these fees on October 8, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three months ended March 31, 2023 and 2022, we incurred $30,000 in each respective period for these services.

 Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies as discussed in the Form 10-K filed by us with the SEC on February 23, 2023.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K as of March 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2023, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering (including the Over-Allotment), including amounts in the Trust Account, are invested in a money market fund that meets certain conditions under Rule 2a-7 under the Investment Company Act that invests only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we filed with the Securities and Exchange Commission (the SEC”) on February 23, 2023, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including the risk factor described below, when evaluating our business and our prospects.

Other than as set forth below, there are no material changes to the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2022. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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
2.1

Amendment No. 1 to the Business Combination Agreement, dated as of April 18, 2023, by and among Avalon Acquisition, Inc., The Beneficient Company Group, L.P., Beneficient Merger Sub I, Inc., and Beneficient Merger Sub II, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40872) filed with the Securities and Exchange Commission on April 18, 2023).

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

AVALON ACQUISITION INC.

Date: May 12, 2023	By:	/s/ S. Craig Cognetti
	Name:	S. Craig Cognetti
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ R. Rachel Hsu
	Name:	R. Rachel Hsu
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)